Form 10-Q
period 1995-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1995-06-14
CIK 845048

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  April 30, 1995    Commission File #
000-17468


              GREENSTONE ROBERTS ADVERTISING, INC.
                    One Huntington Quadrangle
                    Melville, New York  11747
                       Tel. (516) 249-2121


NEW YORK                                        11-2250305
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification #)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:

         Common Stock, $.01 par value:  9,536,318 shares
                       as of May 31, 1995



       GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page
                                                       Number
                  PART I- FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

    Consolidated Balance Sheets as of April 30, 1995 and
            October 31, 1994                               3

    Consolidated Statements of Operations for the three and six month periods ended April 30, 1995 and 1994  4

              Consolidated Statements of Shareholders' Equity
              for the six month period ended April 30, 1995  5

              Consolidated Statements of Cash Flows for the six
              month period ended April 30, 1995 and 1994  6

              Notes to Consolidated Financial Statements  7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  8-9

                      PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders  10

Item 5.   Other Information                              10

Item 6.   Exhibits and Reports on Form 8-K               10


          GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

ASSETS                                                          April 30,             October 31,
                                                                 1995                   1994
CURRENT ASSETS:
  Cash and cash equivalents                                        $695,009               $1,006,294
  Short term investments held to maturity                         1,110,078                2,246,862
  Accounts receivable (net of allowance for bad debts
     $363,694 and $327,865, respectively)                         8,580,760                7,174,243
  Billable production orders in process, at cost                    365,828                  682,876
  Income tax receivable                                              99,058                      -
  Other current assets                                               79,568                  112,021
     Total current assets                                        10,930,301               11,222,296

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost, less accumulated depreciation and amortization
  of $1,691,648 and $1,495,518, respectively                         901,766               1,000,735

NOTE RECEIVABLE                                                      150,000                  150,000

DEFERRED TAX BENEFIT                                                 126,732                  126,732

OTHER ASSETS                                                         442,731                  474,634

          TOTAL ASSETS                                           $12,551,530              $12,974,397

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $6,810,782               $7,150,902
  Accrued liabilities                                                262,837                  279,529
     Total current liabilities                                     7,073,619                7,430,431
                                                                                              250,000
LONG-TERM DEBT                                                       250,000

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                        -                         -
  Common stock, $.01 par value, 30,000,000 shares                                             106,000
    authorized, 10,600,000 shares issued                             106,000                3,600,692
  Additional paid-in capital                                       3,600,692                2,034,021
  Retained earnings                                                1,967,966                 (446,747)
  Less: Treasury stock, 1,063,682 shares held at cost               (446,747)               5,293,966
     Total shareholders' equity                                    5,227,911
                                                                                          $12,974,397
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $12,551,530

The accompanying notes are an integral part of these consolidated balance sheets.

         GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS


                      For the three months ended April 30    For the six months ended April 30
                           1995           1994                       1995          1994
REVENUES FROM
COMMISSIONS & FEES          $2,510,244     $2,822,047                  $4,822,353   $5,475,457

EXPENSES:

Salaries and related costs    1,733,939      1,872,949                   3,437,091    3,705,676
Other operating expenses        787,115        792,805                   1,552,352    1,613,293

 Interest income, net           (35,952)       (18,084)                    (84,521)     (41,606)
                              2,485,102      2,647,670                   4,904,922    5,277,363

INCOME/(LOSS) BEFORE PROVISION/
(BENEFIT) FOR INCOME TAXES       25,142        174,377                     (82,569)     198,094

Provision/(Benefit) for
  income taxes                    6,570         69,751                     (16,514)      79,238

NET INCOME/(LOSS)            $   18,572    $   104,626                  $  (66,055)  $  118,856

NET INCOME/(LOSS) PER COMMON
  SHARE                       $    0.00    $      0.01                 $     (0.01)  $     0.01

Weighted average number of
  common shares               9,536,318      9,536,318                   9,536,318    9,536,318


The accompanying notes are an integral part of these consolidated statements.

           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED APRIL 30, 1995

                             Common Stock                Additional                     Treasury Stock

                          Number of                    Paid-in         Retained       Number of
                          Shares      Amount           Capital         Earnings        Shares     Amount      Total

Balance, October 31, 1994  10,600,000   $106,000         $3,600,692       $2,034,021     1,063,682   $(446,747)  $5,293,966
  Net (Loss)/Income             -           -                  -             (66,055)        -            -         (66,055)

Balance, April 30, 1995      10,600,000   $106,000         $3,600,692       $1,967,966     1,063.682    $(446,747) $5,227,911

             The accompanying notes are an integral part of these consolidated statements.


             GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    For the six months ended April 30,
                                                           1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                            $(66,055)       $118,856
Adjustments to reconcile net (loss)/income to net cash
  (used in)/provided by operating activities:
  Depreciation and amortization                               227,139         217,440
  Provision for doubtful accounts                              35,829          37,015
  Increases/(decreases) in cash resulting from changes in
  operating assets and liabilities:
    Change in accounts receivable                          (1,442,346)     (3,406,861)
    Change in billable production orders in process, at cost  317,048         481,501
    Change in other current assets                             32,453          58,910
    Change in other assets                                         -            1,217
    Change in accounts payable                               (340,120)      1,038,090
    Change in accrued liabilities                             (16,692)       (109,133)
    Change in income taxes receivable                         (99,058)         76,481

     Net cash (used in)/provided by operating activities   (1,351,802)     (1,486,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                   (96,267)       (155,906)

     Net cash (used in) investing activities                  (96,267)       (155,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Maturity/(Purchase) of short-term
   investments held to maturity                             1,136,784             -

     Net cash provided by financing activities              1,136,784           -

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                  (311,285)      (1,642,390)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                                     1,006,294        4,440,589

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                                    $695,009       $2,798,199


The accompanying notes are an integral part of these consolidated statements

       GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A Amendment #1 for the fiscal year ended October 31, 1994.

  2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three and six month periods ended April 30, 1995 and 1994.

  3. Results of operations for interim periods are not necessarily indicative of annual earnings.

  4. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

  5. Net income per common share for the three and six month periods have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding, 9,536,318 for the three and six month periods ended
April 30, 1995, and 1994.

  6. Billable production orders in process are net of advance billings to clients, which were $541,528 at April 30, 1995, and $122,095 at October 31, 1994.

  7. During the first quarter of fiscal 1995, the Company adopted
Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.
115"). SFAS No. 115 establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of the accounting change was not material and the consolidated financial statements for prior years have not been restated.

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

Results of operations for the Second Quarter ended April 30,
1995
as compared to the Second Quarter ended April 30, 1994.

Consolidated commission and fee revenue decreased $311,803 or
11%
from $2,822,047 for the quarter ended
April 30, 1994 to $2,510,244 for the quarter ended April 30, 1995. The revenue decrease is attributable to the loss of Royal Caribbean Cruises Ltd., and other clients, as well as the decrease in activity from existing clients which approximated 25%. This was partially offset by increased activity from new and existing clients which approximated 14%.

Salaries and related costs decreased 7%, from $1,872,949 for the quarter ended April 30, 1994 to $1,733,939 for the quarter ended April 30, 1995. The decrease is the result of a reduction in staffing in response to the decreased activity last year with the
Company's largest client, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues increased from 66% for the quarter ended April 30, 1994 to 69% for the quarter ended
April 30, 1995, mainly as a result of the decreased revenues for the quarter.

Other operating expenses decreased 1% as management continues its efforts to control costs in various operating areas.

Interest income, net, increased $17,868 as a result of higher average interest yields on investments made in U.S.
Treasury Securities and Treasury Money Market Mutual Funds.

Income/(loss) before provision/(benefit) for income taxes decreased $149,235 from an income of $174,377 for the quarter ended April 30, 1994 to an income of $25,142 for the quarter ended April 30, 1995. The decrease is the result of the decrease in revenues, partially offset by management efforts to reduce and control costs as discussed above.

Results of operations for the six months ended April 30, 1995 as compared to the six months ended April 30, 1994.

Consolidated commission and fee revenue decreased $653,104 or
12%
from $5,475,457 for the six months ended April 30, 1994 to $4,822,353 for the six months ended April 30, 1995. The revenue decrease is attributable to the loss of Royal Caribbean Cruises Ltd., and other clients, as well as the decrease in activity from existing clients which approximated 31%. This was partially offset by increased activity from new and existing clients which approximated 19%.

Salaries and related costs decreased 7% from $3,705,676 for the six months ended April 30, 1994 to $3,437,091 for the six months ended April 30, 1995. The decrease is the result of a reduction in staffing in response to the decreased activity during the year with the Company's largest client, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues increased from 68% for the six months ended April 30, 1994 to 71% at April 30, 1995 mainly as a result of the decreased revenues partially offset by decreased staffing for the six months.

Other operating expenses decreased 4%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Interest income, net, increased $42,915 as a result of higher average yields on investments in U.S. Treasury
Securities and Treasury Money Market Mutual Funds.

Income/(loss) before provision/(benefit) for income taxes decreased $280,663 from an income of $198,094 for the six months ended April 30, 1994, to a loss of $82,569 for the six months ended April 30, 1995. The decrease is the result of the decrease in revenue partially offset by management's efforts to reduce and control costs.

Liquidity and Capital Resources

The Company's working capital improved by $64,817 to $3,856,682 at April 30, 1995 as compared to $3,791,865 at October 31, 1994.

Cash and cash equivalents decreased $311,285 from $1,006,294 at October 31, 1994 to $695,009 at April 30, 1995.
The cash and cash equivalents balance decrease was the result of the timing of receipts on accounts receivable, payments on accounts payable, purchases of capital assets and the maturity of short term investments in U.S. Treasury Bills.

It should be noted that the Registrant recognizes commissions as a percentage of expenditures incurred for clients. Therefore, the accounts receivable balance does not relate only to the commissions and fees shown on the income statement, but also represents receivables for the total of the production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Registrant has available an unused committed line of credit from a bank of $5,000,000 at April 30, 1995.
Management believes that its current working capital levels and funds provided by profitable operations will be sufficient to meet the Registrant's liquidity and working capital requirements for the foreseeable future. The
Registrant does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.

      GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   PART II- OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders:
     On April 12, 1995 the Registrant held its annual meeting and recorded the voting results of its shareholders for Directors and independent auditors. The following table details these results:

Appointment of Directors      Votes For   Votes Against   Abstentions
Director #1                   8,087,905     79,735            -
Director #2                   8,102,705     64,935            -
Director #3                   8,065,605    102,035            -

Appointment of Independent Auditors:

                             Votes For     Votes Against   Abstentions
                             8,074,302       39,603          53,735

Item 5 - Other Information:
       None.


Item 6 - Exhibits and Reports on Form 8-K:
       None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 12, 1995.


          Greenstone Roberts Advertising, Inc.

          By: /s/ Gary C. Roberts

                 Gary C. Roberts
                 President & COO

          By: /s/ Gregory A. Rice

              Gregory A. Rice
              Senior Vice President & CFO