Form 10-Q/A
period 1995-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1995-08-01
CIK 845048

FORM 10-Q/A
                           AMENDMENT NO. 1


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

         Common Stock, $.01 par value:  9,536,318 shares
                       as of July 31, 1995

      GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   PART II- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:
       Exhibit 27  Financial Data Schedule

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on August 1, 1995.


          Greenstone Roberts Advertising, Inc.

          By: /s/ Gary C. Roberts
                 Gary C. Roberts
                 President & COO

          By: /s/ Gregory A. Rice

              Gregory A. Rice
              Senior Vice President & CFO