Form 10-Q
period 1995-07-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1995-09-14
CIK 845048

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  July 31, 1995          Commission File # 000-17468

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

       Common Stock, $.01 par value: 9,536,318 shares as of August 31, 1995


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





            PART I- FINANCIAL INFORMATION



Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of July 31, 1995
             and October 31, 1994

     Consolidated Statements of Operations for the three and nine month periods ended July 31, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the nine month period ended July 31, 1995

       Consolidated Statements of Cash Flows for the nine month period ended July 31, 1995 and 1994

         Notes to Consolidated Financial Statements


Item 2.    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                     PART II- OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

      GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS

 ASSETS
CURRENT ASSETS:                                             July 31,         October 31,
                                                            1995             1994
Cash and cash equivalents                                   $951,872            $1,006,294
  Short term investments held to maturity                  1,080,293             2,246,862
  Accounts receivable (net allowance for bad debts
      of $353,824 and $327,865, respectively)              6,751,884             7,174,243
  Billable production orders in process, at cost             516,552               682,876
  Income tax receivable                                      176,512                  -
  Other current assets                                        65,668               112,021
     Total current assets                                  9.542,781            11,222,296

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost, less accumulated depreciation and amortization
  of $1,784,280 and $1,495,518, respectively                  863,490            1,000,735

NOTE RECEIVABLE                                               150,000               150,000

DEFERRED TAX BENEFIT                                          126,732               126,732

OTHER ASSETS                                                  426,780               474,634

          TOTAL ASSETS                                     $11,109,783          $12,974,397

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $5,494,581           $7,150,902
  Accrued liabilities                                          332,659              279,529
     Total current liabilities                               5,827,240            7,430,431

LONG-TERM DEBT                                                 250,000              250,000

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                    -                   -
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,600,000 shares issued                        106,000             106,000
  Additional paid-in capital                                  3,600,692           3,600,692
  Retained earnings                                           1,772,598           2,034,021
  Less: Treasury stock, 1,063,682 shares held at cost          (446,747)           (446,747)
     Total shareholders' equity                               5,032,543           5,293,966

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $11,109,783         $12,974,397

    The accompanying notes are an integral part of these consolidated balance sheets.


  GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the three months ended July 31   For the nine months ended July 31
                               1995              1994             1995             1994
REVENUES FROM
COMMISSIONS & FEES             $2,155,068         $2,579,303      $6,977,421      $8,054,760

EXPENSES:

 Salaries and related costs     1,708,835          1,734,946      5,145,926        5,440,622

Other operating expenses          755,893            869,853      2,308,245        2,483,146

Interest income, net              (36,839)           (30,049)      (121,360)        ( 71,655)

                                 2,427,889          2,574,750     7,332,811        7,852,113


(LOSS)/INCOME BEFORE (BENEFIT)/
PROVISION  FOR INCOME TAXES       (272,821)             4,553     (355,390)          202,647

(Benefit)/Provision for
  income taxes                    (77,453)              1,821      (93,967)           81,059

NET (LOSS)/INCOME               $(195,368)             $2,732   $ (261,423)       $  121,588

NET (LOSS)/INCOME PER COMMON
 SHARE                          $(0.02)               $  0.00    $  (0.03)        $   0.01


Weighted average number of
  common shares                9,536,318            9,536,318     9,536,318      9,536,318


 The accompanying notes are an integral part of these consolidated statements.

 GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED JULY 31, 1995

                           Common Stock          Additional                     Treasury Stock

                           Number of             Paid-in       Retained         Number of
                           Shares     Amount     Capital       Earnings         Shares       Amount     Total

Balance, October 31, 1994   10,600,000  $106,000   $3,600,692     $2,034,021      1,063,682   $(446,747)  $5,293,966

  Net (Loss)/Income             -           -          -            (261,423)         -            -        (261,423)

Balance, July 31, 1995      10,600,000  $106,000   $3,600,692     $1,772,598      1,063,682   $(446,747)   $5,032,543

  The accompanying notes are an integral part of these consolidated statements.

           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the nine months ended July 31,
                                                            1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                            $(261,423)         $ 121,588
Adjustments to reconcile net (loss)/income to net cash
  (used in)/provided by operating activities:
  Depreciation and amortization                                343,582            325,901
  Provision for doubtful accounts                               46,395             54,911
  Increases/(decreases) in cash resulting from changes in
  operating assets and liabilities:
    Change in accounts receivable                              375,964          2,162,891
    Change in billable production orders in process, at cost   166,324            (62,782)
    Change in other current assets                              46,353            (34,171)
    Change in other assets                                         -                  545
    Change in accounts payable                              (1,656,321)           958,541
    Change in accrued liabilities                               53,130           (139,628)
    Change in income taxes receivable                         (176,512)            78,302

  Net cash (used in)/provided by operating activities       (1,062,508)          (859,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                   (158,483)           (194,880)
Maturity/(Purchase) of short-term investments
          held to maturity                                   1,166,569          (1,586,676)
                  Net cash (used in) investing activities    1,008,086          (1,781,556)

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                    (54,422)         (2,641,160)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                                      1,006,294           4,440,589

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                                     $951,872          $1,799,429

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

  2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three and nine month periods ended July 31, 1995 and 1994.

  3. Results of operations for interim periods are not necessarily indicative of annual earnings.

  4. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

  5. Net income per common share for the three and nine month periods have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding, 9,536,318 for the three and nine month periods ended July 31, 1995, and 1994.

  6. Billable production orders in process are net of advance billings to clients, which were $582,750 at July 31, 1995, and $122,095 at October 31, 1994.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of operations for the Third Quarter ended July 31, 1995 as compared to the Third Quarter ended July 31, 1994.

Consolidated commission and fee revenue decreased $424,235 or 16% from $2,579,303 for the quarter ended July 31, 1994 to $2,155,068 for the quarter ended July 31, 1995. The revenue decrease is attributable to, 1) the loss of clients which approximated 15%,
2) the net decrease in activity from existing clients which approximated 8%, this was partially offset by activity from new clients which approximated 7%.

Salaries and related costs decreased 2%, from $1,734,946 for the quarter ended July 31, 1994 to $1,708,835 for the quarter ended July 31, 1995. The decrease is the result of a reduction in staffing in response to the decreased activity, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues increased from 67% for the quarter ended July 31, 1994 to 79% for the quarter ended July 31, 1995, mainly as a result of the decreased revenues for the quarter.

Other operating expenses decreased 13% as management continues its efforts to control costs in various operating areas.

Interest income, net, increased $6,790 as a result of higher average interest yields on investments made in U.S.
Treasury Securities and Treasury Money Market Mutual Funds.

Income/(loss) before provision/(benefit) for income taxes decreased $277,374 from an income of $4,553 for the quarter ended July 31, 1994 to a loss of $272,821 for the quarter ended July 31, 1995. The decrease is the result of the decrease in revenues, partially offset by management efforts to reduce and control costs as discussed above.

Results of operations for the nine months ended July 31, 1995 as compared to the nine months ended July 31, 1994.

Consolidated commission and fee revenue decreased $1,077,339 or 13% from $8,054,760 for the nine months ended July 31, 1994 to $6,977,421 for the nine months ended July 31, 1995.
The revenue decrease is attributable to the loss of Royal Caribbean Cruise Lines and other clients which approximated 25%, partially offset by the net increase in activity from existing clients which approximated 5% and activity from new clients which approximated 7%.

Salaries and related costs decreased 5% from $5,440,622 for the nine months ended July 31, 1994 to $5,145,926 for the nine months ended July 31, 1995. The decrease is the result of a reduction in staffing in response to the decreased activity during the year, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues increased from 68% for the nine months ended July 31, 1994 to 74% for the nine months ended July 31, 1995, mainly as a result of the decreased revenues partially offset by decreased staffing for the nine months.

Other operating expenses decreased 7%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Interest income, net, increased $49,705 as a result of higher average yields on investments in U.S. Treasury
Securities and Treasury Money Market Mutual Funds.

Income/(loss) before provision/(benefit) for income taxes decreased $558,037 from an income of $202,647 for the nine months ended July 31, 1994, to a loss of $355,390 for the nine months ended July 31, 1995. The decrease is the result of the decrease in revenue partially offset by management's efforts to reduce and control costs.


Liquidity and Capital Resources

The Company's working capital decreased by $76,324 to $3,715,541 at July 31, 1995 as compared to $3,791,865 at October 31, 1994.

Cash and cash equivalents decreased $54,422 from $1,006,294 at October 31, 1994 to $951,872 at July 31, 1995. The cash and cash equivalents balance decrease was the result of the timing of receipts on accounts receivable, payments on accounts payable, purchases of capital assets and the maturity of short term investments in U.S. Treasury Bills.

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

The Registrant has available an unused committed line of credit from a bank of $5,000,000 at July 31, 1995. Management believes that its current working capital levels will be sufficient to meet the Registrant's liquidity and working capital requirements for the foreseeable future. The Registrant does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.

        GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

             PART II- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:

     Exhibit 27:  Financial Data Schedule
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on September 14, 1995.

                   Greenstone Roberts Advertising, Inc.


                               By:/s/ Gary C. Roberts
                                      Gary C. Roberts
                                      President & COO


                                 By: /s/Gregory A. Rice
                                        Gregory A. Rice
                                     Senior Vice President & CFO