Form 10-K
period 1995-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-01-29
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10-K


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended October 31, 1995

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from              to
Commission file number 000-17468



GREENSTONE ROBERTS ADVERTISING, INC.
(Exact name of registrant as specified in its charter)


NEW YORK                               11-2250305
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)    Identification No.)

One Huntington Quadrangle
Suite 1C14
Melville, New York                      11747
(Address of principal executive offices)(Zip Code)

 (516) 249-2121
Registrant's telephone number, including area code



Securities registered pursuant to Section 12 (b) of the Act: None. Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
 $3,153,270 as of January 22, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
             Common Stock, $0.01 par value -- 7,474,418 shares
                  (as of January 22, 1996)

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders will be incorporated into Part III of this Form 10-K

                               PART I
Item 1. Business.
General

          The Registrant was incorporated under the laws of the State of New York on February 25, 1972 under the name Greenstone Ad Agency, Inc. and subsequently changed its name to Greenstone & Rabasca Advertising, Inc.
On December 16, 1988, the Registrant amended its Certificate of Incorporation to increase the number of shares of Common Stock authorized to 30,000,000, par value $.01 per share, and to change its name to Greenstone Rabasca Roberts, Inc. Its stock was first sold to the public on February 13, 1989. At their annual meeting on April 5, 1991, the Registrant's shareholders approved the Registrant's name change to Greenstone Roberts Advertising, Inc.

          The Registrant is a full service advertising agency which analyzes and provides advertising for its clients, and plans and creates advertising for dissemination through various media such as television, radio, newspapers, magazines and billboards. The Registrant has developed expertise in such related areas as marketing, consultation, direct mail advertising, market and product research, design and production of merchandising and sales promotion programs and materials, corporate identification, public relations, investor relations and recruitment advertising. The Registrant creates an advertising program within the limits imposed by the client's advertising budget or its annual retainer. The commission for advertising services in the industry and for the Registrant is generally 15% of the gross charge (commonly referred to as "billings") for purchasing advertising space or time.

          The Registrant operates offices in Long Island, New York and in Coconut Creek, Miami and Orlando, Florida. The Registrant believes, based on management's knowledge of and experience in the market, that it is the largest advertising agency in Long Island, New York in terms of commissions and fee revenues, and has a strong base in the Florida market. The Registrant's success in these areas is based on its established reputation and expertise in representing clients in businesses such as vitamins, minerals and nutritional supplements, personal care and food products, travel, computer hardware and software, photographics and optics, financial services, telecommunications equipment, cleaning and safety products, wine and spirits and real estate. In the past fifteen years, the Registrant has received many of the advertising industry's most recognized awards including ANDY's, CLIO's and ONE SHOW's. In the past fifteen years, the Registrant has received in excess of one hundred "Best on Long Island" awards for its creativity in advertisements and collateral materials.

   The strategy of the Registrant's General Advertising Division is to concentrate on servicing medium and large-size accounts that are seeking the personalized service, attention and continuity of relationships with top management and creative personnel that the Registrant offers and that larger advertising firms based in major metropolitan areas are not always able to provide. The Registrant plans to continue to expand its business by focusing on such accounts and through possible acquisitions of other advertising agencies in Long Island, Florida and in other metropolitan markets. The Registrant did not make any such acquisitions during the fiscal year ended October 31, 1995.

   The Registrant's Recruitment Advertising Division, which was formed in 1986, develops recruitment advertising for existing advertising clients and others in connection with personnel hiring. Programs developed by Greenstone Roberts Recruitment Advertising, Inc. include classified and display help-wanted advertisements which appear in newspapers, trade publications and magazines. Recruitment Advertising personnel solicit new clients, write and create employment advertisements and select the appropriate media, the length of time the advertisements should appear in such media and the size of the advertisements. Clients of the Recruitment Advertising Division include banks, insurance companies, manufacturers, schools, government agencies, high technology businesses and hospitals. The Recruitment Advertising Division is operated from the Long Island office.

          The Registrant's Public Relations Division provides corporate, product and financial public relations for a broad range of industries. To gain exposure for a client's products and services and to increase awareness among its prospects and investors, the Public Relations Division prepares a plan using product and financial releases, news stories, feature articles, media conferences, special events and trade show publicity. The Registrant's Public Relations Division provides its services both to the Registrant's existing advertising clients as well as to the Division's own clients and is operated from three of its offices.

Solicitation of New Business

   The Registrant has been in business for 23 years and believes it is well known in the Long Island marketplace, and is fairly well known in the South Florida and Orlando marketplaces. The Registrant generally obtains new accounts through referrals or by identifying prospects through market research in product and service industries in which the Registrant does not have a conflicting account. The Registrant solicits prospective accounts through personal contacts and presentations by agency principals, backed by a team of creative and media personnel. The initial step in the selection process normally involves preparing a capability study demonstrating the Registrant's ability to service the prospective account. Following the submission of a capability study, advertisers generally seek presentations from a limited number of agencies. In soliciting new clients, the Registrant often incurs expenses prior to obtaining such accounts, only a portion of which eventually may be reimbursed by the client. The Registrant considers the potential revenue from a new account when determining the appropriate level of expenses for such presentations. The period of time required by the Registrant to obtain a new account and generate revenues therefrom may range from two weeks to several months.

Revenues

          The primary sources of the Registrant's revenues are commissions earned from advertising placed with the various media and service fees for creative time. Clients pay the Registrant the full media charges for these advertisements, and the Registrant, in turn, pays the media, less an agency commission which is generally 15% of the gross media charges. The billing and paying procedures established by the Registrant with its clients, whether by written agreement or course of practice, require that payment be received from the client in sufficient time for the Registrant to make the corresponding payment to the related media. Normally, payments are received by the Registrant within 30 to 60 days of invoice. Service fees for inside creative and typesetting time are established on a case-by-case basis. The Registrant also receives a service fee on its outside purchases of production materials (such as photography and printing) for clients, which fee is generally 20% over the cost of such purchases. In some cases, fees are generated in lieu of commissions on media and markup on outside purchases of production materials.

          The Public Relations Division generates substantially all of its revenues from fixed retainer fees which range from $1,000 to $15,000 per month per client. The Public Relations Division has had between 15 and 20 clients on retainer over the last 24 months. The Public Relations Division also derives a small portion of its revenues from production work done on behalf of clients, which may include production of press kits, mailings, financial reports and other items.

          The Recruitment Advertising Division derives its revenues principally from the 15% media commission it receives from the various newspapers, trade publications, magazines and other media in which it places clients' advertisements. In the event the media are non-commissionable, the Registrant marks up the net cost by 17.65%. Revenues are also derived by the Recruitment Advertising Division from production work performed in preparing advertisements, literature and related items for recruitment accounts.

Clients

          The Registrant and its subsidiary consider their relations with their clients to be good. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through the Registrant and its subsidiary. Representation of a client does not necessarily mean that all advertising for such client is handled by the Registrant and/or its subsidiary exclusively. In some cases, the Registrant and its subsidiary handle the advertising of only a portion of a client's products or services.

    Advertising industry clients can terminate their relationship with the Registrant on relatively short notice, typically 60-90 days. While the loss of the entire business of the largest client might have a material effect upon the revenues of the Registrant, because the business represents revenues from different divisions of this client, the Registrant believes that it is unlikely that the entire business of this client would be lost at the same time. The Registrant can terminate at any time personnel working directly on the accounts to reduce its overhead.

          For the twelve months ended October 31, 1995, one of the Registrant's clients (Twin Laboratories, Inc.) represented 15% of the Registrant's consolidated revenues. In addition, the Registrants's five largest clients represented 38% of consolidated revenues for that period and the Registrant depends upon a core of approximately 30 clients from which it obtains the bulk of its consolidated revenues.

Suppliers

          The Registrant internally produces substantially all of the materials required for its clients. Services and materials such as photography, printing and film material are generally purchased from outside vendors on behalf of clients. The Registrant does not maintain any written contracts with its suppliers. Substantially all of such suppliers are located in Long Island and Florida.

Seasonality

          Historically, first quarter operating results have been losses because of the timing of certain major clients' budgetary cycles.

Government Regulation

          Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") has also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, is seeking to establish more stringent standards with respect to advertising practices. The FTC has the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. The effect on the advertising business of future application of existing statutes or regulations, or the extent, nature or effect of future legislation or regulatory activity with respect to advertising, cannot be predicted.

          While the Registrant maintains errors and omissions insurance, no claims or enforcement actions have been instituted against it to date and the Registrant believes that such coverage would adequately protect it in the event claims are made by governmental agencies or others against the Registrant and its subsidiary. In addition, the Registrant has a hold harmless clause in most agreements with clients.

Employees

          As of October 31, 1995, the Registrant employed 101 persons on a full-time basis, including 38 in account management, 7 in media, 19 in production, 15 in creative services and 22 in general administration and finance.

    The Registrant believes its future success will depend, in part, on its ability to recruit and retain highly skilled management and creative personnel upon whom it has depended in the past. Professional personnel in the advertising industry normally do not enter into employment contracts and are free to move from one agency to another. There is substantial competition for qualified employees, although there is a large pool of such persons in the New York Metropolitan Area. The Registrant, because of the competitive nature of the advertising business, has required most personnel to execute Employee Restrictive Covenant Agreements, which provide generally that when such employee leaves the employ of the Registrant voluntarily, for a period of one year such employee is prohibited from soliciting and accepting business from the Registrant's clients and from trying to persuade any of the Registrant's other employees to sever their employment with the Registrant.

   None of the Registrant's employees is represented by a labor union. The Registrant has experienced no work stoppages and believes that its employee relations are good. In order to recruit and retain key personnel, the Registrant has a wide range of employee benefit plans.


Competition

          The advertising industry and other marketing communications businesses are highly competitive. Agencies of all sizes strive to attract new clients or additional assignments or accounts from existing clients. In addition, many companies have in-house departments which handle all or a portion of their advertising and/or public relations requirements.

          The Registrant must compete with other agencies to maintain existing client relationships and to obtain new clients. Competition in the advertising industry depends to a large extent on the client's perception of the quality of an agency's "creative product". As the Registrant has expanded its operations it has had to compete more frequently against larger advertising agencies. These larger agencies generally have substantially greater financial resources, personnel and facilities than the Registrant and many of them are large conglomerates and/or have an international clientele. The Registrant has signed agreements with non-affiliated agencies in Europe, S.E. Asia and Latin America in order to provide its existing and future clients with a seamless method to communicate their advertising message worldwide. Although the Registrant believes it is able to compete on the basis of the quality of its product, service, personal relationships with clients and reputation, there can be no assurance that the Registrant will be able to maintain its current position in the industry.


Item 2. Properties.
          The Registrant does not own any real property. All offices are located in leased premises. The Registrant considers its offices ample for its present needs. The following table provides data on the offices of the Registrant.

                                      Annual               Approximate         Lease
Offices       Location                Base rent            Sq. feet            Exp.Date

New York      One Huntington Quadrangle
              Melville, New York      $435,024              16,371             6/30/98

Florida      3730 Coconut Creek Pkwy
             Coconut Creek, Florida    156,576               9,489            10/31/96

            Sun Bank Center
           Orlando, Florida           181,186                 9,309           11/30/99

           815 N.W. 57th Ave.
          Miami, Florida                2,927                   330            1/31/96


Item 3. Legal Proceedings.

    On January 10, 1995 the Registrant filed a civil action in the
United States District Court for the Eastern District of New York against a former client, Gold Star Cruises of Galveston, L.C., and various related parties "(Gold Star)". The complaint seeks payment of amounts for advertising fees and expenses for services provided to Gold
Star and not paid as a result of the alleged breach by Gold Star of its agreement with the Registrant's subsidiary. The complaint also seeks relief for damages resulting from an alleged scheme to defraud the Registrant by Gold Star. As of this date, the courts are reviewing a motion to dismiss brought by Goldstar's attorneys. It is the Registrant's belief that this motion to dismiss will be denied.

    Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of the shareholders of the Registrant during the fourth quarter of the fiscal year covered by this report.


                 PART II

Item 5. Market Price of and Dividends on the Registrant's Common
Equity and Related Stockholder Matters.

The Registrant's Common Stock is traded in the over-the-counter market and is quoted on NASDAQ under the symbol GRRI.

The following table sets forth the high and low closing bid quotations for the Registrant's Common Stock as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                Common Stock Closing Bid Prices
                 Fiscal year ended October 31,
                 1995                         1994
                High      Low             High        Low

First Quarter   15/32    7/16            23/32        1/2

Second Quarter  15/32     3/8            21/32        1/2

Third Quarter    1/2      3/8            19/32       7/16

Fourth Quarter   1/2      3/8             9/16        7/16



The Registrant's Common Stock was held by approximately 326 shareholders of record as of January 22, 1996.

The Registrant has never paid a cash dividend on its Common Stock and does not contemplate paying cash dividends on its Common
Stock in the foreseeable future.

Item 6.  Selected Financial Data.

FIVE-YEAR SELECTED FINANCIAL DATA

The selected historical financial data presented below has been derived
from consolidated financial statements audited by Arthur Andersen
LLP, independent public accountants.   The selected historical
financial data
should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this document.


                 Fiscal Year Ended October 31,


                                                       FISCAL YEAR ENDED OCTOBER, 31,
                                     1995           1994           1993            1992           1991
STATEMENT OF OPERATIONS
DATA:                             $ 9,685,169    $10,507,754    $11,191,293    $12,166,931   $ 9,044,328
 Commissions and fees
                                  $ (211,062)    $     4,122    $ (466,735)    $   663,177   $   380,212
 Net (loss)/income

 Net (loss)/income per common     $    (0.02)    $      0.00    $    (0.05)    $      0.07   $      0.04
   share

 Average shares                     9,536,318      9,536,318      9,536,318      9,985,104    10,600,000
   outstanding

BALANCE SHEET DATA:               $13,596,373    $13,075,318    $12,861,865    $15,904,743   $11,969,355
 Total assets
                                  $   250,000    $   250,000    $   250,000    $   250,000   $       ---
 Long-term debt



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the fiscal year ended October 31, 1995 as compared to the fiscal year ended October 31, 1994.

Consolidated commission and fee revenue decreased $822,585, or 8% from $10,507,754 for the fiscal year ended October 31, 1994 to $9,685,169 for the fiscal year ended October 31, 1995. Although increased activity with existing clients and the addition of new clients generated a 2% and 10% increase respectively in commission and fee revenue, this was more than offset by lost clients which approximated 20%, particularly the residual effect of losing Royal Caribbean Cruises Ltd.

Salaries and related costs decreased 4% from $7,197,734 for the fiscal year ended October 31, 1994 to $6,921,093 for the fiscal year ended October 31, 1995. The decrease is the result of a reduction in staffing in response to the decreased activity during the year with a number of the Company's clients, partially offset by additional staff to support new accounts and salary increases. Salary and related costs as a percent of revenue increased to 71% for the fiscal year ended October 31, 1995, from 68% for the fiscal year ended October 31, 1994, mainly the result of decreased revenue for the fiscal year.

Other operating expenses decreased $222,589 or 7% mainly due to management's efforts to control costs.

Interest income, net, increased $50,583 as a result of higher average cash balances during the fiscal year as well as higher average yields resulting from investments made in U.S. Treasury bills and notes.

(Loss)/income before provision/(benefit) for taxes decreased $272,772 from a profit of $54,382 for the fiscal year ended October 31,
1994 to a loss of
$218,390 for the fiscal year ended October 31, 1995. These results are mainly due to the reduction in revenue as discussed above.

The effective tax rate for the tax benefit of $7,328 is approximately 3%. This is primarily the result of certain expenses that are permanently non-deductible for income tax purposes and an IRS audit assessment for approximately $20,000 which closes tax years 1992, 1993 and 1994.

Results of operations for the fiscal year ended October 31, 1994 as compared to the fiscal year ended October 31, 1993.

Consolidated commission and fee revenue decreased $683,539, or 6%, from $11,191,293 for the fiscal year ended October 31, 1993 to $10,507,754 for the fiscal year ended October 31, 1994. The consolidated revenue decrease is mainly due to the loss of Royal Caribbean Cruises Ltd., the Company's largest client for the fiscal years ended October 31, 1993 and 1992, partially offset by increased activity from new and existing clients which approximated 7%.

Salaries and related costs decreased 9%, from $7,883,903 for the fiscal year ended October 31, 1993 to $7,197,734 for the fiscal year ended October
31, 1994.  The decrease is the result of a reduction in staffing in response to the decreased activity during the year with the Company's largest client, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues decreased slightly from 70% for the fiscal year ended October 31, 1993 to 68% for the fiscal year ended
October 31, 1994, mainly as a result of the decreased staffing, partially offset by decreased revenues for the fiscal year.

Other operating expenses decreased $615,510, or 15%, partly due to the result of management efforts to control costs in various operating areas, but mainly due to the charges above normally recurring levels reflected in operating costs for the fiscal year ending October 31, 1993, for bad debt expense ($385,000),unbillable production inventory write-offs ($68,000), higher professional fees ($147,000), and costs related to the move of the Orlando office ($17,000). The higher charges for bad debts and inventory write-offs related to the overall deterioration in the economy which impacted a number of clients coupled with the loss of the Company's largest client. Additionally, a write-off of approximately $70,000 of accounts receivable due to the settlement of a lawsuit (more fully disclosed in Note 3 on
 F-7) contributed to this increase.

The higher level of professional fees is related to the legal expense incurred in connection with the lawsuit referred to above, along with an overall increase in services rendered by the Company's advisors. There were also increased depreciation and amortization costs relating to new fixed assets and to the acquisition by the Company of certain assets of four advertising agencies completed during the prior fiscal year, and increased expenditures on new business proposals.

Interest income, net, increased $63,548 as a result of higher average cash balances during the fiscal year, as well as higher average interest yields resulting from investments made in U.S. Treasury bills.

(Loss)/income before provision for income taxes increased $681,688 from a loss of ($627,306) for the fiscal year ended October 31, 1993 to income of $54,382 for the fiscal year ended October 31, 1994. The increase is the result of management efforts to reduce and control costs as discussed above, as well as the higher levels of certain expenses in the fiscal year ending October 31, 1993 (as discussed above).

The effective tax rate of approximately 92% results primarily from the Company's state tax provision. For the fiscal year ended October 31, 1994, the Company incurred a loss at its Florida subsidiary for which a tax benefit was recorded at 5.5% and had profitable operations in New York which required a provision for New York State taxes at a rate of approximately 12%. On a consolidated basis, the net income is significantly less than New York State income, thereby resulting in an effective tax rate significantly higher than the statutory rate.

Liquidity and Capital Resources

The Company's working capital improved by $97,289 from $3,990,725 at October 31, 1994 to $4,088,014 at October 31, 1995. Cash and cash equivalents increased during fiscal 1995 by $2,178,326 primarily due to the maturity of short-term investments in U.S. Treasury bills of $1,159,032 and the net cash provided from operating activities of $1,298,463.
Additionally, $279,169 of cash was used to acquire capital assets.

It should be noted that the Company recognizes commissions as a percentage of expenditures incurred for clients. Therefore, the accounts receivable balance does not relate only to the commissions and fees shown on the income statement, but also represents receivables for the total of the production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unused committed line of credit from a bank of
 $5,000,000 at October 31, 1995. Management believes that its current working capital levels and funds provided by operations will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. On January 19, 1996 the Company used approximately $900,000 of its cash and cash equivalents to repurchase common stock from a significant shareholder and pay certain related expenses. The shares repurchased are being held as Treasury Stock. The Company does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.

Item 8. Financial Statements and Supplementary Data.

The financial statements filed as part of this Report commence following
 Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

        Part III

Item 10.  Directors and Executive Officers of the Registrant.

Information required by this Item is omitted from this Report as the Registrant intends to file its definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is included herein by reference.

Item 11. Executive Compensation.

Information required by this Item is omitted from this Report as the Registrant intends to file its definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is included herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item is omitted from this Report as the Registrant intends to file its definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is included herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

                                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements:
(i)        Report of Independent Public Accountants
(ii)       Consolidated Balance Sheets
(iii)      Consolidated Statements of Operations
(iv)       Consolidated Statements of Shareholders' Equity
(v)        Consolidated Statements of Cash Flows
(vi)       Notes to Consolidated Financial Statements

   (2)     Financial Statement Schedules:
(i)        Report of Independent Public Accountants on Schedule
(ii)       Schedule II - Valuation and Qualifying Accounts

(b)Exhibits:
Number               Description
3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration
Statement on Form S-18 (Registration No. 33-26372 NY)).

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-18
(Registration No. 33-26372 NY)).

10.1 1988 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-18
(Registration No. 33-26372 NY)).

10.2 Amendment No.1 to the 1988 Stock Option Plan dated February 7, 1990 (incorporated by reference to Exhibit 10.6 of the
Registrant's Form 10-K for the fiscal year ending
October 31, 1990).

10.3 Lease agreements between the Registrant and We're Associates dated September 28, 1987 (incorporated by reference to Exhibit
10.4 and 10.5 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.4 Second and third modifications of lease agreements between the Registrant and We're Associates dated February 14, 1989 and
July 7, 1989, respectively  (incorporated by reference to Exhibit 10.8 of the
 Registrant's Form 10-K for the fiscal year ending
October 31, 1990).

10.5 Lease agreements between the Registrant and Wyncreek Partners, Ltd. dated April 17, 1989 and the first and second amendments dated June 29, 1989 and April 10, 1990, respectively
(incorporated by reference to Exhibit 10.10 of the Registrant's
Form 10-K for the fiscal year ending October 31, 1990).

10.6  Employment agreement between the Registrant and Ronald M.
  Greenstone dated December 31, 1994. (Incorporated by reference to Exhibit
 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31, 1994).

10.7 Employment agreement between the Registrant and Gary C. Roberts dated December 31, 1995.

10.8 Fifth and sixth amendments of lease agreements between the Registrant and We're Associates dated June 13, 1990 and June 18, 1991, respectively (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-
     K for the fiscal year ending October 31, 1991).

10.9 Third amendment of lease agreement between the Registrant and Wyncreek Partners, Ltd. dated January 19, 1991 (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the fiscal year ending October 31, 1991).

10.10 Fourth and fifth amendments of lease agreement between the Registrant and Wyncreek Partners, Ltd. dated January 22, 1992 and May 12, 1992 (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K for the fiscal year ending October 31,
 1992).

10.11 Lease agreement between the Registrant and Lincoln-Sun Center Ltd. dated September 4, 1992 (incorporated by reference to
Exhibit 10.11 of the Registrant's Form 10-K for the fiscal year ending October 31, 1992).

10.12 Sixth amendment of lease agreement between the Registrant and Wyncreek Partners, Ltd. dated August 26, 1993 (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K
 for the     fiscal year ending October 31, 1993).




(c)       Reports on Form 8-K:
  There were no reports on Form 8-K filed during the fiscal year ended October 31, 1995.

                                 SIGNATURES
Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on January 25, 1996.

                               Greenstone Roberts Advertising, Inc.



                                          By:
                                          Ronald M. Greenstone
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


RONALD M. GREENSTONE   Chairman of the Board,   January 25, 1996
                       Chief Executive Officer,
                       (principal executive
                       officer) and Director

GARY C. ROBERTS        President, Chief         January 25, 1996
                       Operating Officer
                       and Director

GREGORY A. RICE        Senior Vice President,   January 25, 1996
                       Chief Financial
                       Officer, Treasurer

ANTHONY V. CURTO       Director                 January 25, 1996

RICHARD PROJAIN        Director                 January 25, 1996

LEONARD SCHRIFT        Director                 January 25, 1996

MARTIN SUSSMAN         Director                 January 25, 1996


GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page

                                                  Number



Report of Independent Public Accountants                         F-1

Consolidated Balance Sheets as of October 31, 1995 and 1994      F-2

Consolidated Statements of Operations
for the years ended October 31, 1995,1994 and 1993               F-3

Consolidated Statements of Shareholders' Equity
for the years ended October 31, 1995, 1994 and 1993              F-4

Consolidated Statements of Cash Flows for the
years ended October 31, 1995, 1994 and 1993                     F-5

Notes to Consolidated Financial Statements                 F-6 to F-10

Index to Supplemental Schedules                                S-1

Report of Independent Public Accountants on Schedule           S-2

Schedule II - Valuation and Qualifying Accounts                S-3



Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Greenstone Roberts Advertising, Inc.:


We have audited the accompanying consolidated balance sheets of Greenstone Roberts Advertising, Inc. (a New York corporation) and subsidiary as of October 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenstone Roberts Advertising, Inc. and subsidiary as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.


 ARTHUR ANDERSEN LLP

Melville, New York
January 3, 1996
except with respect
to the matter
discussed in Note 9,
as to which the date
is January 19, 1996


GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                        October 31, October 31
                     ASSETS                1995         1994

CURRENT ASSETS:

  Cash and cash equivalents             $ 3,184620  $ 1,006,294
  Short-term investments                  1,121,015   2,280,047
  Accounts receivable (net of
    allowance for bad debts of
    $377,723 and $327,865,
    respectively)                         7,016,706   7,141,058
  Billage production orders in
    process, at cost                        532,600     682,876
  Deferred income tax benefit               332,328     227,653
  Other current assets                      111,105     112,021

    Total current assets                 12,298,374   11,49,949

FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, as cost, less accumulated
  depreciation and amortization of
  $1,883,435 and $1,495,518,
  respectively                              891,987   1,000,735

NOTE RECEIVABLE                                         150,000

OTHER ASSETS                                406,012     474,634

TOTAL ASSETS                            $13,596,373 $13,075,318

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $ 7,658,037 $ 7,179,695
  Accrued liabilities                       552,323     279,529
    Total current liabilities             8,210,360   7,459,224

LONG-TERM DEBT                              250,000     250,000

DEFERRED INCOME TAX                          53,109      72,128

COMMITMENTS AND CONTINGENCIES (Note 8)        -          -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, no
    shares issues or outstanding              -          -
    Common stock, $.01 par value,
    authorized, 10,600,000 shares
    issued                                 106,000      106,000
  Additional paid-in capital             2,600,692    3,600,692
  Retained earnings                      1,822,959    2,034,021
  Less:  Treasury stock,
    1,063,682 shares held at cost         (446,747)    (446,747)

    Total shareholders' equity           5,082,904    5,293,966

TOTAL LIABILTIES AND SHAREHOLDERS
 EQUITY                                 $13,596,373 $13,075,318

The accompanying notes are an integral part of these consolidated balance sheets.



GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the years ended October 31,

                                          1995            1994            1993

REVENUES FROM COMMISSIONS AND
  FEES                                 $9,685,169      $10,507,754     $11,191,293

EXPENSES:
 Salaries and related costs             6,921,093        7,197,734       7,883,903

 Other operating expenses               3,142,500        3,365,089       3,980,599

 Interest income, net                   (160,034)         (109,451)        (45,903)

                                        9,903,559       10,453,372      11,818,599

(LOSS)/INCOME BEFORE (BENEFIT)
PROVISON FOR INCOME TAXES               (218,390)           54,382        (627,306)

(BENEFIT)/PROVISION FOR INCOME
  TAXES                                   (7,328)           50,260        (160,571)

NET (LOSS)/NET INCOME                  $(211,062)       $    4,122      $ (466,735)

NET (LOSS)/NET INCOME PER COMMON
  SHARE                                $   (0.02)       $     0.00      $    (0.05)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                         9,536,318        9,536,318        9,536,318



 The accompanying notes are an integral part of these consolidated statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                               Common Stock               Additional                         Treasury Stock
                         Number of                      Paid-in        Retained        Number of
                         Shares        Amount           Capital        Earnings        Shares        Amount     Total
Balance- October 31, 1992   10,600,000   $106,000         $3,600,692      $2,496,634     1,063,682     $(446,747) $5,756,579

  Net (loss)                    -           -                  -              (466,735)       -              -       (466,735)

Balance- October 31, 1993    10,600,000     106,000         3,600,692       2,029,899     1,063,682       (446,747)  5,289,844

  Net income                    -               -              -                4,122        -                -          4,122

Balance- October 31, 1994    10,600,000      106,000        3,600,692       2,034,021      1,063,682       (446,747)  5,293,966

  Net (loss)                    -              -               -              (211,062)        -              -         (211,062)

Balance - October 31, 1995   10,600,000      $106,000        $3,600,692      $1,822,959     1,063,682       $(466,747)   $5,082,904


The accompanying notes are an integral part of these consolidated statements.


GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the years ended October 31,
                                                     1995            1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss/income                                   $(211,062)    $   4,122     $ (466,735)
Adjustments to reconcile net income/(loss)
  to net cash
Provided by/(used in) operating activities:
   Depreciation and amortization                     451,723       438,737        412,427
   Provision for doubtful accounts                    51,907       129,057        463,682
   Deferred income tax benefit                      (104,675)     (227,653)          -
   Deferred income tax liability                     (19,019)      168,303       (161,993)
   Increases/(decreases) in cash
    resulting from changes in
operating assets and liabilities
   Change in accounts receivable                      72,445    (1,831,889)     4,169,437
   Change in billable production
    orders in process, at cost                       150,276       186,672       (287,748)
   Change in income tax receivable                      -           64,859       (138,471)
   Change in other current assets                        916        30,210        214,039
   Change in note receivable                         150,000          -              -
   Change in other assets                              4,816          (753)        59,097
   Change in accounts payable                        478,342       279,547     (2,507,057)
   Change in accrued liabilities                     272,794      (142,344)        70,344

     Net cash provided by/(used in)
       operating activities                        1,298,463      (901,132)     1,827,022

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity/(purchase) of short-term
     investments                                   1,159,032    (2,280,047)         -
   Capital expenditures, net                        (279,169)     (253,116)      (398,079)

     Net cash provided by/(used in)
       investing activities                          879,863    (2,533,163)      (398,079)

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS                                   2,178,326    (3,434,295)     1,428,943

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                          1,006,294     4,440,589      3,011,646

CASH AND CASH EQUIVALENTS AT END OF YEAR          $3,184,620    $1,006,294     $4,440,589

The accompanying notes are an integral part of these consolidated statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Greenstone Roberts Advertising, Inc. and its 100% owned subsidiary, Greenstone Roberts Advertising
Florida, Inc. (together the "Company"). All intercompany balances and transactions have been eliminated.

Recognition of Commission and Fee Revenue

Substantially all revenues are derived from commissions for placement of advertisements in various media and for production of advertisements and marketing materials. Such revenues are recognized as billed. Billings are generally rendered upon insertion date for print media, job completion date for production costs, and month of air date for broadcast media.

Concentration of Credit Risk

The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1995 presentation.

Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents as of October 31, 1995 and 1994 were $2,891,281 and $910,303, respectively.

Short-Term Investments
Effective November 1, 1994, the Company adopted Statement of Financial
 Accounting Standards No. 115 "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115
 establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.
In connection with the adoption of this pronouncement, the Company's debt securities have been classified as held to maturity and are stated at amortized cost which, due to the nature of the securities, aproximates market value.
The adoption of SFAS No. 115 had an immaterial effect on the Company's financial statements.

Short term investments include Treasury bills and notes with maturities of four to seven months, with yields ranging
from 5.50% to 7.54%

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets as follows:



Furniture  5 - 7 years
Equipment  5 - 7 years

 Leasehold improvements Lease term or useful life,
                       whichever is shorter

Other Assets

Other assets include intangible assets (primarily goodwill) which were recorded by the Company based on the value of certain assets obtained in the acquisition of other businesses.
These assets are being amortized on a straight-line basis, over a ten-year period.

Income Taxes

Effective November 1, 1993, the Company
adopted Statement of Financial Accounting Standards No.
109 "Accounting for Income Taxes" ("SFAS No. 109").  SFAS
No. 109 requires the use of the asset and liability method of accounting for income taxes and deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The adoption of SFAS No. 109 had an immaterial effect on the Company's financial statements.

Recently Issued Accounting Pronouncements

In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.

In October of 1995, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
No. 123 (SFAS No. 123) "Accounting for Stock-Based
Compensation". SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees.

SFAS No. 121 and SFAS No. 123 are effective for fiscal years beginning after December 15, 1995, although earlier adoption is permitted. The Company does not believe that the adoption of SFAS No. 121 or SFAS No. 123 will have a material adverse effect on the Company's consolidated financial statements.

2.  LINE OF CREDIT AGREEMENTS:

The Company has an unsecured $5,000,000 line of credit with a bank which expires April 30, 1996. Borrowings against this line bear interest at the rate of prime plus 1/2% per annum. The Company did not borrow against the line during fiscal 1995 and fiscal 1994.

3.  NOTE RECEIVABLE:

On July 21, 1993, the Company entered into a settlement agreement with the former principals of an earlier acquisition regarding certain accounts receivable. Under the terms of the agreement, the principals agreed to pay the Company a total of $160,000 in consideration of approximately
$230,000 of accounts receivable. The difference was written-off as bad debt expense. Additionally, the principals were required to return Company owned assets which were in their possession, including office furniture, equipment, files and records. The $160,000 payment consisted of an immediate payment of $10,000 and a balloon promissory note bearing interest at 8% per annum, in the principal amount of $150,000 which was payable on or before January 1, 1996, or upon the sale or conveyance of certain real property against which the note has been secured by a second mortgage, whichever occurs first. On August 15, 1995, the Company received full payment of the principal of $150,000 and all accrued interest.

4.  LONG-TERM DEBT:

Long-term debt consists of a note payable relating to the acquisition of certain assets of an advertising agency in February 1992. The note, by its terms, was payable in two equal installments of $125,000 in February 1993 and 1994, respectively. The Company believes that due to certain misrepresentation s by the seller in connection with the business of this agency, a significant adjustment in the purchase price is required. Accordingly, the Company has forgone any payment of the note payable until a fair settlement is agreed to.
 The entire note payable balance has therefore been included in long-term debt. Any adjustment to the purchase price would result in a reduction to long-term debt and other assets.

5.  INCOME TAXES:

The (benefit)/provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

                   October 31,      October 31,      October 31,
                   1995               1994            1993
CURRENT:
     Federal           $50,863         $ 5,324           $(12,456)
       State            65,503          71,117              3,878
                       116,366          76,441             (8,578)
DEFERRED:
Accelerated depreciation  (10,538)       2,363              10,998
  Employee bonus              -         (8,438)            (58,934)
  Allowance for bad debts  (15,579)     (1,270)            (84,093)
  Goodwill amortization    (11,230)      6,450                 -
  Vacation accrual         (34,263)     (1,451)            (17,196)
  Various accrued
liabilities and other      (20,973)      4,958             ( 2,768)
  State NOL carry forward  (31,111)    (28,793)                -
                          (123,694)    (26,181)           (151,993)
  TOTAL                   $ (7,328)    $50,260           $(160,571)

The Company has a state net operating loss (NOL) carryforward in Florida of approximately $60,000 as of October 31, 1995. The NOL carryforward is due to losses incurred by the Company's 100% owned subsidiary. The carryforward, which management expects will be fully utilized, expires as follows:


Year     Amount


2009     $29,000
2010     $31,000

The deferred income tax benefit and deferred income tax liability reflected in the accompanying consolidated balance sheet represents differences in the timing of the recognition of certain income and expenses for income tax and financial reporting purposes.
The primary sources of these differences are bad debt deductions and depreciation.

The following table reconciles the Federal Statutory rate to the Company's effective rate:


                                   October 31,              October 31,       October 31,
                                     1995                     1994               1993
  Tax (benefit)/provision computed
    at statutory rate                 (31.3%)                 15.0%               ( 34.0%)
  State tax, net of Federal tax effect  2.3%                  66.1%                  0.4%
  Non-deductible expenses and other    25.6%                  11.3%                  8.0%
                                       (3.4%)                 92.4%                (25.6%)

The effective tax rate in fiscal 1995 of (3.4%) is primarily the result of certain expenses that are permanently non-deductible for income tax purposes and an IRS audit assessment for approximately $20,000 which closes tax years 1992, 1993 and 1994.

In fiscal 1994, the effective tax rate of approximately 92% results primarily from the Company's state tax provision. During that year, the Company incurred a loss at its Florida subsidiary for which a tax benefit was recorded at 5.5% and had profitable operations in New York State which required a provision for New York State taxes at a rate of approximately 12%. On a consolidated basis, the net income is significantly less than New York State income, thereby resulting in an effective tax rate significantly higher than the statutory rate.

Income taxes paid during fiscal 1995, 1994 and 1993 were $143,228, $0, and $146,499, respectively.

6.  SAVINGS PLAN:

The Company adopted a 401(k) Savings Plan ("Saving Plan") as of August 1, 1984. The Savings Plan covers all employees with one or more years of service. The Company matches employee contributions utilizing a percentage determined at the discretion of management. Such percentage was 15% of employee contributions for both fiscal 1995 and 1994 and had been 25% for the preceding year. The Company's fiscal October 31, 1995, 1994, and 1993 Savings Plan contributions were $32,496, $39,630, and $45,443, respectively.

7.  SIGNIFICANT CUSTOMERS:

For the year ended October 31, 1995, business from one customer represented 15% of the Company's consolidated revenues. In addition, the Company's five largest clients represented 38% of consolidated revenues for that period and the Company depends upon a core of approximately 30 clients from which it obtains the bulk of its consolidated revenues. For the years ended
October 31, 1994 and 1993, business from a company which is no longer a customer represented 11%, and 25% of consolidated revenues, respectively.
During 1994, no other individual customer represented more than 10% of consolidated revenues.

8.  COMMITMENTS AND CONTINGENCIES:

Leases

At October 31, 1995, the Company was committed under operating leases, principally for office space, through fiscal 2000.

Rent expense was $841,826, $809,499 and $796,724, for the years ended October 31, 1995, 1994 and 1993, respectively.
Future minimum rents under terms of the existing leases are as follows:


1996      $782,020
1997      $626,602
1998      $491,997
1999      $212,385
2000      $17,771

Stock Option Plan

In December 1988, the Board of Directors approved the adoption of the 1988 Stock Option Plan (the "Plan"). The
Plan was amended in 1990 to increase the number of common shares reserved for issuance to key employees, including officers and directors who are also employees, from 600,000 to 900,000 shares. All options are granted at not less than 100% of the fair market value on the date of grant.

Options granted expire six years from the date of grant, and are exercisable in varying amounts up to three years, at which time all options granted become exercisable. Options that are unexercised are canceled immediately if the holder ceases to be an employee of the Company.

The following is a summary of activity and information relating to shares subject to option under the Plan:

                                               Number of Shares
                                                  under Option

BALANCE, October 31, 1993 at exercise prices from
$0.46875 to $1.63                                      503,000
  Options granted at exercise price of $0.50 per share 515,000
     Options canceled at exercise prices from $0.78
to $1.63 per share                                    (203,000)

BALANCE, October 31, 1994 at exercise prices from
$0.46875 to $0.50                                      815,000
   Options granted at exercise price of $0.46875 to
$0.53                                                   22,500
   Options canceled at exercise price of $0.46875 to
$0.53                                                 (193,500)

BALANCE, October 31, 1995 at exercise prices from
$0.46875 to $0.53                                      644,000

As of October 31, 1995 there were 621,500 options excercisable and 256,000 options available for grant.

Employment Agreements

As of January 1, 1996 and January 1, 1995, the Company renewed employment agreements with its two executive officers. The employment agreements provide for aggregate annual compensation of $665,000, and expire December
31, 1997. The agreements also provide for incentive compensation equivalent to an aggregate amount of 5% of income before provision for income taxes.

Litigation

The Company is involved in legal matters arising from the ordinary course of business. In management's opinion, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's consolidated financial statements.

9. SUBSEQUENT EVENT:

On January 19, 1996 the Company repurchased 2,061,900 shares of its common stock that were under the control
of one shareholder.  The repurchase price was $.41 per
share for an aggregate purchase price of approximately
$845,000 plus certain expenses. The shares repurchased represented approximately 22% of the outstanding common stock of
the Company and are being held in treasury.   The treasury stock
repurchase was paid for from the Company's cash and cash equivalent balance. Following the repurchase, the Company has 7,474,418 shares of common stock outstanding.



GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
INDEX TO SUPPLEMENTAL SCHEDULES

                                                     PAGE
                                                     NUMBER
Report of Independent Public Accountants on Schedule   S-2
Scheduel II - Valuation and Qualifying Accounts        S-3

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Greenstone Roberts Advertising, Inc.:



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Greenstone Roberts Advertising, Inc. and subsidiary included in this filing and have issued our report thereon dated January 3, 1996 except with respect to the matter discussed in Note 9, as to which the date is January 19, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Melville, New York
January 3, 1996

                                              SCHEDULE II

            GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
             VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



                                   Balance at       Charged to
                                   beginning        costs and                      Balance at
                                   of year          expenses        Deductions     end of year

Description
Allowance for Bad Debts-
Fiscal year ended-
October 31, 1993                   $ 89,000         $463,682        $216,350       $336,332

October 31, 1994                   $336,332         $129,057        $137,524       $327,865

October 31, 1995                   $327,865         $ 51,907        $  2,049       $377,723

This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
                            EXHIBIT INDEX

EXHIBIT 22
SUBSIDIARIES OF THE REGISTRANT
     Greenstone Roberts Advertising Florida, Inc.
     (A New York Corporation)

EXHIBIT 10.7
Employment agreement between the Registrant and Gary Roberts dated January 1, 1996 (Attached)