Form 10-K/A
period 1995-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-02-06
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A


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

10.3 Lease agreements between the Registrant and We're Associates dated September 28, 1987 (incorporated by reference to Exhibits 10.4 and 10.5 of the Registrant's Registration Statement on Form S-18
 (Registration No. 33-26372 NY)).

10.4 Second and third modifications of lease agreements between the Registrant and We're Associates dated February 14, 1989 and
July 7, 1989, respectively (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ending
October 31, 1990).

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

                                 SIGNATURES
Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on February 6, 1996.

                               Greenstone Roberts Advertising, Inc.

                                 By: /s/Ronald M. Greenstone
                                   Ronald M. Greenstone
                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


RONALD M. GREENSTONE   Chairman of the Board,   February 6, 1996
                       Chief Executive Officer,
                       (principal executive
                       officer) and Director

GARY C. ROBERTS        President, Chief         February 6, 1996
                       Operating Officer
                       and Director

GREGORY A. RICE        Senior Vice President,   February 6, 1996
                       Chief Financial
                       Officer, Treasurer

ANTHONY V. CURTO       Director                 February 6, 1996

RICHARD PROJAIN        Director                 February 6, 1996

LEONARD SCHRIFT        Director                 February 6, 1996

MARTIN SUSSMAN         Director                 February 6, 1996


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


 ARTHUR ANDERSEN LLP

Melville, New York
January 3, 1996
except with respect
to the matter
discussed in Note 9,
as to which the date
is January 19, 1996


GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                        October 31, October 31
ASSETS                                   1995         1994
CURRENT ASSETS:

  Cash and cash equivalents             $ 3,184,620  $ 1,006,294
  Short-term investments                  1,121,015    2,280,047
  Accounts receivable (net of
    allowance for bad debts of
    $377,723 and $327,865,
    respectively)                         7,016,706   7,141,058
  Billage production orders in
    process, at cost                        532,600     682,876
  Deferred income tax benefit               332,328     227,653
  Other current assets                      111,105     112,021

    Total current assets                 12,298,374  11,449,949

FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, as cost, less accumulated
  depreciation and amortization of
  $1,883,435 and $1,495,518,
  respectively                              891,987   1,000,735

NOTE RECEIVABLE                                         150,000

OTHER ASSETS                                406,012     474,634

TOTAL ASSETS                            $13,596,373 $13,075,318

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $ 7,658,037 $ 7,179,695
  Accrued liabilities                       552,323     279,529
    Total current liabilities             8,210,360   7,459,224

LONG-TERM DEBT                              250,000     250,000

DEFERRED INCOME TAX                          53,109      72,128

COMMITMENTS AND CONTINGENCIES (Note 8)        -          -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, no
    shares issues or outstanding              -          -
    Common stock, $.01 par value,
    authorized, 10,600,000 shares
    issued                                 106,000      106,000
  Additional paid-in capital             3,600,692    3,600,692
  Retained earnings                      1,822,959    2,034,021
  Less:  Treasury stock,
    1,063,682 shares held at cost         (446,747)    (446,747)

    Total shareholders' equity           5,082,904    5,293,966

TOTAL LIABILTIES AND SHAREHOLDERS
 EQUITY                                 $13,596,373 $13,075,318


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

                               Common Stock               Additional                         Treasury Stock
                         Number of                      Paid-in        Retained        Number of
                         Shares        Amount           Capital        Earnings        Shares        Amount     Total
Balance- October 31, 1992   10,600,000   $106,000         $3,600,692      $2,496,634     1,063,682     $(446,747) $5,756,579

  Net (loss)                    -           -                  -              (466,735)       -              -       (466,735)

Balance- October 31, 1993    10,600,000     106,000         3,600,692       2,029,899     1,063,682       (446,747)  5,289,844

  Net income                    -               -              -                4,122        -                -          4,122

Balance- October 31, 1994    10,600,000      106,000        3,600,692       2,034,021      1,063,682       (446,747)  5,293,966

  Net (loss)                    -              -               -              (211,062)        -              -         (211,062)

Balance - October 31, 1995   10,600,000      $106,000        $3,600,692      $1,822,959     1,063,682       $(446,747)   $5,082,904


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

4.  LONG-TERM DEBT:

Long-term debt consists of a note payable relating to the acquisition of certain assets of an advertising agency in February 1992. The note, by its terms, was payable in two equal installments of $125,000 in February 1993 and 1994, respectively. The Company believes that due to certain misrepresentations by the seller in connection with the business of this agency, a significant adjustment in the purchase price is required. Accordingly, the Company has forgone any payment of the note payable until a fair settlement is agreed to.
 The entire note payable balance has therefore been included in long-term debt. Any adjustment to the purchase price would result in a reduction to long-term debt and other assets.

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


                    Arthur Andersen LLP

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