Form 10-K/A
period 1995-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-02-26
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 2


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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $3,153,270 as of January 22, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
             Common Stock, $0.01 par value -- 7,474,418 shares
                  (as of February 22, 1996)

Item 14.    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.

Exhibit 27  Financial Data Schedule.

                                 SIGNATURES

Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on February 26, 1996.

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


RONALD M. GREENSTONE   Chairman of the Board, February 26, 1996
                       Chief Executive Officer,
                       (principal executive
                       officer) and Director

GARY C. ROBERTS        President, Chief       February 26, 1996
                       Operating Officer
                       and Director

GREGORY A. RICE        Senior Vice President, February 26, 1996
                       Chief Financial
                       Officer, Treasurer

ANTHONY V. CURTO       Director              February 26, 1996

RICHARD PROJAIN        Director              February 26, 1996

LEONARD SCHRIFT        Director              February 26, 1996

MARTIN SUSSMAN         Director              February 26, 1996