Form 10-Q
period 1996-01-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-03-14
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended: January 31, 1996     Commission File # 000-17468


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

                 Common Stock, $.01 par value: 7,474,418 shares
                              as of March 11, 1996

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        Number
                        PART I- FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

    Consolidated Balance Sheets as of January 31, 1996 and October 31, 1995   3

    Consolidated Statements of Operations for the three months
     ended January 31, 1996 and 1995                                          4

     Consolidated Statements of Shareholders' Equity for the three
      months ended January 31, 1996                                           5

     Consolidated Statements of Cash Flows for the three months ended
   January 31, 1996 and 1995                                                  6

    Notes to Consolidated Financial Statements                                7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

                           PART II- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            9

                  GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS



                                                        January 31,   October 31,
     ASSETS
CURRENT ASSETS:
  Cash                                                  $ 2,662,714   $ 3,184,620
  Short-term investments                                  1,138,537     1,121,015
  Accounts receivable (net allowance for bad debts
     of $393,188 and $377,723, respectively)              6,305,179     7,016,706
  Billable production orders in process, at cost            342,899       532,600
  Deferred income tax benefit                               332,328       332,328
  Other current assets                                       51,334       111,105
     Total current assets                               $10,832,991   $12,298,374

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost, less accumulated depreciation and amortization
  of $1,982,697 and $1,883,435, respectively                824,031       891,987

OTHER ASSETS                                                600,762       406,012
     TOTAL ASSETS                                       $12,257,784   $13,596,373

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        7,174,193     7,658,037
  Accrued liabilities                                       617,615       552,323
     Total current liabilities                            7,791,808     8,210,360

LONG-TERM DEBT                                              250,000       250,000

DEFERRED INCOME TAX                                          53,109        53,109

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, no shares issued or outstanding
  Common stock, $.01 par value, 30,000,000 shares              -              -
     authorized, 10,600,000 shares issued                   106,000       106,000
  Additional paid-in capital                              3,600,692     3,600,692
  Retained earnings                                       1,810,801     1,822,959
  Less: Treasury stock, 3,125,582 and 1,063,682
     held at cost, respectively                          (1,354,626)     (446,747)
       Total shareholder's equity                         4,162,867     5,082,904

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $12,257,784   $13,596,373

   The accompanying notes are an integral part of these consolidated balance sheets.



                     GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the three months ended January 31,
                                                               1996            1995
REVENUES FROM
 COMMISSIONS AND FEES                                       $2,226,850         $2,312,109


EXPENSES:
 Salaries and related costs                                  1,592,311          1,703,152
 Other operating expenses                                      767,543            765,237
 Interest (income) net of interest expense                     (49,156)           (48,569)

                                                            $2,310,698         $2,419,820

LOSS BEFORE BENEFIT FOR INCOME TAXES                           (83,848)          (107,711)

Benefit for income taxes                                       (71,690)           (23,084)

NET LOSS                                                      ($12,158)          ($84,627)

NET LOSS PER COMMON SHARE                                       ($0.00)            ($0.01)

Weighted average number of common shares                     9,244,963          9,536,318


          The accompanying notes are an integral part of these consolidated statements.



                               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED JANUARY 31, 1996

                                    Common Stock             Additional                     Treasury Stock
                              Number of                      Paid-in       Retained      Number of
                              Shares             Amount      Capital       Earnings      Shares       Amount           Total

Balance, October 31, 1995    10,600,000          $106,000    $3,600,692   $1,822,959      1,063,682    $ (446,747)     $5,082,904

Treasury Stock Purchase         -                    -            -          -            2,061,900      (907,879)      (907,879)
  Net (Loss)/Income             -                    -            -         (12,158)          -           -              (12,158)

Balance, January 31, 1996    10,600,000          $106,000    $3,600,692  $1,810,801       3,125,582   $(1,354,626)    $4,162,867

                  The accompanying notes are an integral part of these consolidated statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the three months ended
                                                                                                January 31,
                                                                                                 1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                         $  (12,158)             $(84,627)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
  Depreciation and amortization                                                                      115,214               113,158
  Provision for doubtful accounts                                                                     15,465                20,364
  Increase/(decreases) in cash resulting from changes in operating assets and liabilities:
    Change in accounts receivable                                                                    696,062             (419,229)
    Change in billable production orders in process at cost                                          189,701               127,412
    Change in other current assets                                                                    59,771                22,486
    Change in other assets                                                                         (194,750)                     -
    Change in accounts payable                                                                     (483,844)             (124,448)
    Change in accrued liabilities                                                                     65,292               181,782
Net cash provided by/(used in) operating activities                                                  450,753               163,102

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures/purchases, net                                                               (47,258)              (45,235)
  Purchase of Treasury Stock                                                                       (907,879)                     -
  Purchase/maturity of short-term investments                                                       (17,522)             (101,606)

Net cash used in investing activities                                                               972,659)             (146,841)

Net increase/(decrease) in cash and cash equivalents                                               (521,906)             (309,943)

Cash and cash equivalents at beginning of period                                                  3,184,620             1,006,294

Cash and cash equivalents at end of period                                                        $2,662,714              $696,351



The accompanying notes are an integral part of these consolidated statements.


GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

  2.These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three month periods ended January 31, 1996 and 1995.

  3.Results of operations for interim periods are not necessarily indicative of annual earnings.

  4. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

  5. Net income per common share for the three month period has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding, 9,244,963 for the three month period ended January 31, 1996 and 9,536,318 for the three month period ended January 31, 1995.

  6. Billable production orders in process are net of advance billings to clients, which were $211,064 at January 31, 1996, and $309,999 at October 31, 1995.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of operations for the first quarter ended January 31, 1996 as compared to the first quarter ended January 31, 1995.

Consolidated commission and fee income decreased $85,259 or 4% from $2,312,109 for the quarter ended January 31, 1995 to $2,226,850 for the quarter ended January 31, 1996. The revenue decrease is due to decreased activity from existing clients which approximated 30%. This was substantially offset by activity from new clients which approximated 26%.

Salaries and related costs decreased 7%, from $1,703,152 for the quarter ended January 31, 1995 to $1,592,311 for the quarter ended January 31, 1996. The decrease is the result of a reduction in staffing in response to the decreased activity. Salaries and related costs as a percent of revenues decreased from 74% for the quarter ended January 31, 1995 to 72% for the quarter ended January 31, 1996, due to the reduced staffing levels partially offset by decreased revenues.

Other operating expenses remained constant for these comparative periods.

Interest income remained constant for these comparative periods.

The (loss) before (benefit) for income taxes decreased $23,863 from a loss of $107,711 for the quarter ended January 31, 1995 compared to a loss of $83,848 for the quarter ended January 31, 1996. This reduction is the result of a decrease in staffing costs partially offset by a small reduction in revenue.

The effective tax rate for the tax benefit of $71,690 is 85.5% This is primarily the result of certain expenses that are permanently non-deductible for income tax purposes.

Liquidity and Capital Resources


For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents decreased $521,906 from $3,184,620 at October 31, 1995 to $2,662,714 at January 31, 1996. The cash equivalent balance decrease was the result of the timing of receipts on accounts receivables, payments on accounts payable, and the Company's repurchase of 2,061,900 shares of its common stock that were under the control of one shareholder.

It should be noted that the Registrant recognizes commissions as a percentage of expenditures incurred for clients. Therefore, the accounts receivable balance does not relate only to the commissions and fees shown on the income statement, but also represents receivables for the total of the production costs and media incurred on behalf of clients.

The Registrant has available an unused committed line of credit from a bank of $5,000,000 at January 31, 1996. Management believes that its current working capital levels and funds provided by profitable operations will be sufficient to meet the Registrant's liquidity and working capital requirements for the foreseeable future. The Registrant does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II- OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K:

         Exhibit 27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on March 14, 1996.



                                    Greenstone Roberts Advertising, Inc.


                                    By:/s/ Gary C. Roberts
                                           Gary C. Roberts
                                           President and Chief Operating Officer


                                    By:/s/ Leonard Schrift
                                           Leonard Schrift
                                           Senior Vice President
                                           Chief Financial Officer and Treasurer