Form 10-Q
period 1996-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-06-13
CIK 845048

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended: APRIL 30, 1996 Commission File # 000-17468
                           --------------                   -----------


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

                 Common Stock, $.01 par value: 7,474,418 shares
                               as of May 31, 1996

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       NUMBER
                          PART I- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30, 1996 and
         October 31, 1995                                                 3

         Consolidated Statements of Operations for the three and six
         month periods ended April 30, 1996 and 1995                      4

         Consolidated Statements of Shareholders' Equity
         for the six month period ended April 30, 1996                    5

         Consolidated Statements of Cash Flows for the six
         month period ended April 30, 1996 and 1995                       6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8-9

                           PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders              10

Item 5. Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  10


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             April 30,          October 31,
                                                               1996                1995
                             ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                   $  873,229           $3,184,620
  Short-term investments                                         548,462            1,121,015
  Accounts receivable, net of allowance for bad debts of
    $389,502 and $377,723, respectively                        6,874,545            7,016,706
  Billable production orders in process, at cost                 503,728              532,600
  Deferred income tax benefit                                    332,328              332,328
  Other current assets                                            90,730              111,105
                                                               ---------            ----------
          TOTAL CURRENT ASSETS                                 9,223,022            12,298,374

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost, less accumulated depreciation and amortization
  of $2,092,265 and $1,883,435, respectively                     999,261               891,987

OTHER ASSETS                                                     375,790               406,012

          TOTAL ASSETS                                       $10,598,073           $13,596,373
                                                             ===========           ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $ 5,483,202           $ 7,658,037
  Accrued liabilities                                            634,247               552,323
                                                             -----------           -----------
     Total current liabilities                                 6,117,449              8,210,360
                                                              ----------           ------------
LONG-TERM DEBT                                                   250,000                250,000

DEFERRED INCOME TAX                                               53,109                 53,109

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                      -                      -
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,600,000 shares issued                         106,000                106,000
  Additional paid-in capital                                   3,600,692              3,600,692
  Retained earnings                                            1,825,449              1,822,959
  Less: Treasury stock, 3,125,582 and 1,063,682
  shares held at cost                                         (1,354,626)               (446,747)
                                                               ---------               ----------
     Total shareholders' equity                                4,177,155               5,082,904
                                                               ---------               ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $10,598,073             $13,596,373
                                                             ===========             ============

 The accompanying notes are an integral part of these consolidated balance sheets.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    FOR THE THREE MONTHS ENDED APRIL 30            FOR THE SIX MONTHS ENDED APRIL 30
                                     1996             1995                                1996               1995
                                     ----              ----                               ----               ----

REVENUES FROM
COMMISSIONS & FEES                  $2,420,680       $2,510,244                          $4,647,531         $4,822,353
                                    ----------       ----------                          ----------         ----------

EXPENSES:

   Salaries and related costs        1,676,179        1,733,939                          3,268,490          3,437,091
   Other operating expenses            656,873          787,115                          1,424,417          1,552,352
   Interest income, net                (23,889)         (35,952)                           (73,045)           (84,521)

                                    $2,309,163       $2,485,102                         $4,619,862          $4,904,922
                                    ==========       ==========                         ==========          ==========


INCOME/(LOSS) BEFORE PROVISION/
(BENEFIT) FOR INCOME TAXES           111,517             25,142                            27,669             (82,569)

Provision/(Benefit) for
  income taxes                        96,869              6,570                             25,179             (16,514)

NET INCOME/(LOSS)                  $  14,648         $   18,572                          $   2,490          $  (66,055)
                                    ========          =========                           ========            =========

NET INCOME/(LOSS) PER COMMON
  SHARE                            $    0.00         $      .00                          $    0.00           $   (0.01)
                                   =========          =========                           ========            =========

Weighted average number of
  common shares                   7,474,418           9,536,318                         8,369,419            9,536,318
                                 ==========         ===========                       ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.


                                           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 FOR THE SIX MONTHS ENDED APRIL 30, 1996


                                       COMMON STOCK                Additional             TREASURY STOCK
                                       Number of                   Paid-in     Retained    Number of
                                        Shares    Amount           Capital     Earnings    Shares     Amount     Total
BALANCE, OCTOBER 31, 1995             10,600,000  $106,000         $3,600,692   $1,822,959  1,063,682  $(446,747) $5,082,904
                                                                                            2,061,900   (907,879)   (907,879)

     Net (Loss)/Income                   -           -                  -            2,490      -           -          2,490
                                      ----------  ---------        ----------    ---------   --------   --------   ---------

BALANCE, APRIL 30, 1996               10,600,000  $106,000         $3,600,692   $1,825,449   3,125,582 $(1,354,626)$4,177,515
                                      ==========  ========         ==========   ==========   ========= ============ =========

The accompanying notes are an integral part of these consolidated statements.


                            GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       FOR THE SIX MONTHS ENDED APRIL 30,
                                                                            1996             1995
                                                                           ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                         $  2,490          $  (84,627)
Adjustments to reconcile net income/(loss) to net cash
  (used in)/provided by operating activities:
  Depreciation and amortization                                            240,734             113,158
  Provision for doubtful accounts                                           11,779              20,364
  Increases/(decreases) in cash resulting from changes in operating assets and liabilities:
    Change in accounts receivable                                          130,382            (419,229)
    Change in billable production orders in process, at cost                28,872             127,412
    Change in other current assets                                          20,375              22,486
    Change in other assets                                                  (1,681)                 -
    Change in accounts payable                                          (2,174,835)           (124,449)
    Change in accrued liabilities                                           81,924             181,782
                                                                         ---------            --------

         Net cash (used in)/provided by operating activities            (1,659,960)          ( 163,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures/purchases, net                                     (316,105)            (45,235)

  Purchase/maturity of short term investments                              572,553            (101,606)

  Purchase of Treasury Stock                                              (907,879)               -
         Net cash (used in) investing activities                          (651,431)           (146,841)

Net (decrease) in cash and cash equivalents                             (2,311,391)         (  309,944)
                                                                        -----------         -----------

Cash and cash equivalents at beginning of year                           3,184,620           1,006,294
                                                                         ---------           ---------

Cash and cash equivalents at end of period                             $   873,229          $  696,350
                                                                           =======          ==========

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

     2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three and six month periods ended April 30, 1996 and 1995.

     3. Results of operations for interim periods are not necessarily indicative of annual earnings.

     4. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

     5. Net income per common share for the three and six month periods have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding, 8,369,419 for the six month period ended April 30, 1996 and 9,536,318 for the six month period ended April 30, 1995.

     6. Billable production orders in process are net of advance billings to clients, which were $143,682 at April 30, 1996, and $309,999 at October 31, 1995.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED APRIL 30, 1996 AS COMPARED TO THE SECOND QUARTER ENDED APRIL 30, 1995.

Consolidated commission and fee revenue decreased $89,564 or 4% from $2,510,244 for the quarter ended April 30, 1995 to $2,420,680 for the quarter ended April 30, 1996. The revenue decrease is attributable to the decrease in activity from existing clients which approximated 7%. This was partially offset by the non recurring favorable settlement during the quarter with respect to certain liabilities which approximated 3%.

Salaries and related costs decreased 3%, from $1,733,939 for the quarter ended April 30, 1995 to $1,676,179 for the quarter ended April 30, 1996. The decrease is the result of a reduction in staffing in response to decreased activity, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues remained at 69% for the comparative periods.

Other operating expenses decreased 17% as management continues its efforts to control costs in various operating areas.

Interest income, net, decreased $12,063 due primarily to the use of funds to repurchase 2,061,900 shares of the Company's common stock.

Income/(loss) before provision/(benefit) for income taxes increased $86,375 from an income of $25,142 for the quarter ended April 30, 1995 to an income of $111,517 for the quarter ended April 30, 1996. The increase is the result of management efforts to reduce and control costs as discussed above, partially offset by the decrease in revenue.

The effective tax rate for the tax provision of $96,869 is 87% This is primarily the result of certain expenses that are permanently non-deductible for income tax purposes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1995.

Consolidated commission and fee revenue decreased $174,822 or 4% from $4,822,353 for the six months ended April 30, 1995 to $4,647,531 for the six months ended April 30, 1996. The revenue decrease is attributable to the decrease in activity from existing clients, partially offset by the non recurring favorable settlement with respect to certain liabilities as discussed above.

Salaries and related costs decreased 5% from $3,437,091 for the six months ended April 30, 1995 to $3,268,490 for the six months ended April 30, 1996. The decrease is the result of a reduction in staffing in response to the decreased activity during the year, partially offset by additional staff to support new accounts, and normal salary increases. Salaries and related costs as a percent of revenues decreased from 71% for the six months ended April 30, 1995 to 70% at April 30, 1996 mainly as a result of decreased staffing for the six months.

Other operating expenses decreased 8%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Interest income, net, decreased $11,476 due primarily to the use of funds to repurchase 2,061,900 shares of the Company's common stock.

Income/(loss) before provision/(benefit) for income taxes increased $110,238 from a loss of $82,569 for the six months ended April 30, 1995, to income of $27,669 for the six months ended April 30, 1996. The increase is the result of management's efforts to reduce and control costs, partially offset by the decreases in revenue.

The effective tax rate for the tax provision of $25,179 is 91% This is primarily the result of certain expenses that are permanently non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $982,441 to $3,105,573 at April 30, 1996 as compared to $4,088,014 at October 31, 1995.

Cash and cash equivalents decreased $2,311,391 from $3,184,620 at October 31, 1995 to $873,229 at April 30, 1996. The cash and cash equivalents balance decrease was the result of the timing of payments on accounts payable, purchases of capital assets, and the repurchase of the Company's own capital stock, partially offset by the timing of receipts on accounts receivable and the maturity of short-term investments in U.S. Treasury Bills.

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

The Company has available an unused committed line of credit from a bank of $5,000,000 at April 30, 1996. Management believes that its current working capital levels and funds provided by profitable operations will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           PART II- OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security-Holders: On April 10, 1996 the Registrant held its annual meeting and recorded the voting results of its shareholders for the election of Directors and the appointment of independent auditors. The following table details these results:


APPOINTMENT OF DIRECTORS        VOTES FOR        VOTES AGAINST     ABSTENTIONS
- ------------------------        ---------        -------------     -----------
Director #1                     7,921,052            93,700             -
Director #2                     7,934,852            79,900             -
Director #3                     7,938,852            75,900             -

APPOINTMENT OF INDEPENDENT AUDITORS:

                                VOTES FOR        VOTES AGAINST     ABSTENTIONS
                                7,999,502            4,750            10,500

Item 5 -          Other Information:
                  None.

Item 6 -          Reports on Form 8-K:

                  None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 13, 1996.

                  Greenstone Roberts Advertising, Inc.

                  By: /s/ Gary C. Roberts
                      Gary C. Roberts
                      President & COO

                  By: /s/Leonard Schrift
                      Leonard Schrift
                      Senior Vice President & CFO