Form 10-Q/A
period 1996-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-06-14
CIK 845048

FORM 10-Q/A
                                Amendment No.1

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

     Note: The Form 10-Q is hereby amended to change certain financial statement captions and to amend the first paragraph under "Results of Operations for the Second Quarter ended April 30, 1996 as compared to the Second Quarter ended April 30, 1995." In accordance with SEC regulation, the applicable items are restated in their entirety.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       NUMBER
                          PART I- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30, 1996 and
         October 31, 1995                                                 3

         Consolidated Statements of Operations for the three and six
         month periods ended April 30, 1996 and 1995                      4

         Consolidated Statements of Shareholders' Equity
         for the six month period ended April 30, 1996                    5

         Consolidated Statements of Cash Flows for the six
         month period ended April 30, 1996 and 1995                       6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8-9

                           PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders              10

Item 5. Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  10


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             April 30,          October 31,
                                                               1996                1995
                             ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                   $  873,229           $3,184,620
  Short-term investments                                         548,462            1,121,015
  Accounts receivable, net of allowance for bad debts of
    $389,502 and $377,723, respectively                        6,874,545            7,016,706
  Billable production orders in process, at cost                 503,728              532,600
  Deferred income tax benefit                                    332,328              332,328
  Other current assets                                            90,730              111,105
                                                               ---------            ----------
          TOTAL CURRENT ASSETS                                 9,223,022            12,298,374

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost, less accumulated depreciation and amortization
  of $2,092,265 and $1,883,435, respectively                     999,261               891,987

OTHER ASSETS                                                     375,790               406,012

          TOTAL ASSETS                                       $10,598,073           $13,596,373
                                                             ===========           ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $ 5,483,202           $ 7,658,037
  Accrued liabilities                                            634,247               552,323
                                                             -----------           -----------
     Total current liabilities                                 6,117,449              8,210,360
                                                              ----------           ------------
LONG-TERM DEBT                                                   250,000                250,000

DEFERRED INCOME TAX                                               53,109                 53,109

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                      -                      -
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,600,000 shares issued                         106,000                106,000
  Additional paid-in capital                                   3,600,692              3,600,692
  Retained earnings                                            1,825,449              1,822,959
  Less: Treasury stock, 3,125,582 and 1,063,682
  shares held at cost, respectively                           (1,354,626)               (446,747)
                                                               ---------               ----------
     Total shareholders' equity                                4,177,155               5,082,904
                                                               ---------               ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $10,598,073             $13,596,373
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


                                           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 FOR THE SIX MONTHS ENDED APRIL 30, 1996


                                       COMMON STOCK                Additional             TREASURY STOCK
                                       Number of                   Paid-in     Retained    Number of
                                        Shares    Amount           Capital     Earnings    Shares     Amount     Total
BALANCE, OCTOBER 31, 1995             10,600,000  $106,000         $3,600,692   $1,822,959  1,063,682  $(446,747) $5,082,904
    Treasury Stock Purchased                                                                2,061,900   (907,879)   (907,879)

     Net (Loss)/Income                   -           -                  -            2,490      -           -          2,490
                                      ----------  ---------        ----------    ---------   --------   --------   ---------

BALANCE, APRIL 30, 1996               10,600,000  $106,000         $3,600,692   $1,825,449   3,125,582 $(1,354,626)$4,177,515
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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED APRIL 30, 1996 AS COMPARED TO THE SECOND QUARTER ENDED APRIL 30, 1995.

Consolidated commission and fee revenue decreased $89,564 or 4% from $2,510,244 for the quarter ended April 30, 1995 to $2,420,680 for the quarter ended April 30, 1996. Approximately 9% of the consolidated revenues and fee income for the quarter relates to the recognition of a non recurring favorable settlement during the quarter with respect to certain liabilities.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 14, 1996.

                  Greenstone Roberts Advertising, Inc.

                  By: /s/ Gary C. Roberts
                      Gary C. Roberts
                      President & COO

                  By: /s/Leonard Schrift
                      Leonard Schrift
                      Senior Vice President & CFO