Form 10-Q/A
period 1996-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-06-21
CIK 845048

FORM 10-Q/A
                                Amendment No.2

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

     Note: The Form 10-Q is hereby amended to correct a transposition error under the caption "total shareholders' equity" of April 30, 1996 and to add the Financial Data Schedule. In accordance with the SEC regulations, Item 1 of Part I is restated in its entirety.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       NUMBER
                          PART I- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30, 1996 and
         October 31, 1995                                                 3

         Consolidated Statements of Operations for the three and six
         month periods ended April 30, 1996 and 1995                      4

         Consolidated Statements of Shareholders' Equity
         for the six month period ended April 30, 1996                    5

         Consolidated Statements of Cash Flows for the six
         month period ended April 30, 1996 and 1995                       6

         Notes to Consolidated Financial Statements                       7



               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             April 30,          October 31,
                                                               1996                1995
                             ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                   $  873,229           $3,184,620
  Short-term investments                                         548,462            1,121,015
  Accounts receivable, net of allowance for bad debts of
    $389,502 and $377,723, respectively                        6,874,545            7,016,706
  Billable production orders in process, at cost                 503,728              532,600
  Deferred income tax benefit                                    332,328              332,328
  Other current assets                                            90,730              111,105
                                                               ---------            ----------
          TOTAL CURRENT ASSETS                                 9,223,022            12,298,374

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost, less accumulated depreciation and amortization
  of $2,092,265 and $1,883,435, respectively                     999,261               891,987

OTHER ASSETS                                                     375,790               406,012

          TOTAL ASSETS                                       $10,598,073           $13,596,373
                                                             ===========           ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $ 5,483,202           $ 7,658,037
  Accrued liabilities                                            634,247               552,323
                                                             -----------           -----------
     Total current liabilities                                 6,117,449              8,210,360
                                                              ----------           ------------
LONG-TERM DEBT                                                   250,000                250,000

DEFERRED INCOME TAX                                               53,109                 53,109

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                      -                      -
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,600,000 shares issued                         106,000                106,000
  Additional paid-in capital                                   3,600,692              3,600,692
  Retained earnings                                            1,825,449              1,822,959
  Less: Treasury stock, 3,125,582 and 1,063,682
  shares held at cost, respectively                           (1,354,626)               (446,747)
                                                               ---------               ----------
     Total shareholders' equity                                4,177,515               5,082,904
                                                               ---------               ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $10,598,073             $13,596,373
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


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 21, 1996.

                  Greenstone Roberts Advertising, Inc.

                  By: /s/ Gary C. Roberts
                      Gary C. Roberts
                      President & COO

                  By: /s/Leonard Schrift
                      Leonard Schrift
                      Senior Vice President & CFO