Form 10-Q
period 1996-07-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1996-09-13
CIK 845048

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  JULY 31, 1996         Commission File #000-17468

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

                 Common Stock, $.01 par value: 7,474,418 shares
                              as of August 31, 1996

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION
                                                                     PAGE NO.
Item 1.           Consolidated Financial Statements

         Consolidated Balance Sheets as of July 31, 1996 and
         October 31, 1995.                                               3

         Consolidated Statements of Operations for the three and nine
         month periods ended July 31, 1996 and 1995.                    4

         Consolidated Statements of Shareholders' Equity
         for the nine month period ended July 31, 1996.                 5

         Consolidated Statements of Cash Flows for the nine
         month period ended July 31, 1996 and 1995.                     6

         Notes to Consolidated Financial Statements.                    7


Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.                   8-9


                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.              10


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               JULY 31,          OCT. 31
                                                                                1996              1995
                                                                                ----              ----
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                                   $501,598          $3,184,620
    Short-term investments                                                       277,616           1,121,015
    Accounts receivable, net of allowance for bad debts of
      $379,142 and $377,723, respectively                                      7,084,616           7,016,706
    Billable production orders in process, at cost                               543,338             532,600
    Deferred income tax benefit                                                  332,328             332,328
    Other current assets                                                         114,905             111,105
                                                                              ----------         -----------
  TOTAL CURRENT ASSETS                                                         8,854,401          12,298,374

    Furniture, Equipment and Leasehold Improvements:
    At cost, less accumulated depreciation and amortization of
$2,195,091 and $1,883,435, respectively                                          973,057             891,987

    Other Assets                                                                 328,413             406,012
                                                                              ------------        ------------

  TOTAL ASSETS                                                               $10,155,871         $13,596,373
                                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                           5,048,761           7,658,037
    Accrued liabilities                                                          570,287             552,323
                                                                              ----------          ----------

  TOTAL CURRENT LIABILITIES                                                    5,619,048           8,210,360
    Long-Term Debt                                                               250,000             250,000
    Deferred income Tax                                                           53,109              53,109

  SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 1,000,000 shares                             --                    --
    authorized, no shares issued or outstanding
    Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,600,000 shares issued                                         106,000             106,000
    Additional paid-in capital                                                 3,600,692           3,600,692
    Retained earnings                                                          1,881,648           1,822,959
    Less:  Treasury stock, 3,125,582 and 1,063,682 shares
      held at cost, respectively                                              (1,354,626)           (446,747)
                                                                             ------------        -----------

  TOTAL SHAREHOLDERS' EQUITY                                                   4,233,714           5,082,904

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $10,155,871         $13,596,373
                                                                             ===========         ===========

                 The accompanying notes are an integral part of these consolidated balance sheets


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THREE MONTHS ENDED       FOR NINE MONTHS ENDED
                                                                           JULY 31,              JULY 31,

                                                                1996            1995           1996         1995
                                                                ----            ----           ----        -----

REVENUES FROM
   Commissions and fees                                         $2,197,550      $2,155,068    $6,845,081   $6,977,421

EXPENSES:
   Salaries and related costs                                    1,432,743       1,708,835     4,701,233    5,145,926
   Other operating expenses                                        704,469         755,893     2,128,886    2,308,245
   Interest income, net                                             (9,808)        (36,839)      (82,853)    (121,360)

                                                                $2,127,404      $2,427,889    $6,747,266   $7,332,811
                                                                ==========      ==========    ==========   ==========

INCOME BEFORE PROVISION/BENEFIT FOR
INCOME TAXES                                                       70,146        (272,821)       97,815     (355,390)

Provision/(Benefit) for income taxes                               13,947        (77,453)        39,126      (93,967)

NET INCOME/(LOSS)                                                 $56,199      ($195,368)       $58,689    ($261,423)
                                                                  =======      ==========       =======    ==========

NET INCOME/(LOSS) PER COMMON SHARE                                  $0.01         ($0.02)         $0.01       ($0.03)
                                                                    =====        =======          =====       =======
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                                          7,474,418      9,536,318      8,068,907     9,536,318
                                                                =========      =========      =========     =========

   The accompanying notes are an integral part of these consolidated statements.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1996


                                        COMMON STOCK        ADDITIONAL          RETAINED         TREASURY STOCK
                              # OF SHARES        AMOUNT    PAID-IN CAPITAL      EARNINGS   # OF SHARES    AMOUNT       TOTAL

Balance October 31, 1995      10,600,000        106,000     $3,600,692         $1,822,959   1,063,682   ($ 446,747)  5,082,904
Treasury Stock Purchased                                                                    2,061,900   (  907,879)   (907,879)
Net Income/(Loss)                -               -              -                  58,689       -             -         58,689
                              ------        -------------   -----------        ----------   ---------   -----------  ---------

Balance, July 31, 1996       10,600,000         106,000    $3,600,692          $1,881,648   3,125,582  ($1,354,626) $4,233,714
                             ==========     ============   ===========         ==========   =========  ============ ==========

   The accompanying notes are an integral part of these consolidated statements.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE NINE MONTHS ENDED JULY 31,

                                                                               1996                  1995
                                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)                                                              $58,689               $(261,423)
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities:
   Depreciation and amortization                                               359,511                 343,582
   Provision for doubtful accounts                                               1,419                  46,395
   Increases/(decreases) in cash resulting from changes in operating assets and liabilities:
   Change in accounts receivable                                               (69,329)                375,964
   Change in billable production orders in process at cost                     (10,737)                166,324
   Change in other current assets                                               (3,801)                 46,353
   Change in other assets                                                       29,745                    --
   Change in deferred income tax benefit                                         --                   (176,512)
   Change in accounts payable                                               (2,609,277)             (1,656,321)
   Change in accrued liabilities                                                17,964                  53,130
                                                                             -----------             ----------

Net Cash (used in) operating activities                                     (2,225,816)             (1,062,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures/purchases, net                                        (392,726)               (158,483)
   Purchase/maturity of short-term investments                                 843,399               1,166,569
   Purchase of treasury stock                                                 (907,879)                   -
                                                                           -------------              -------

Net cash (used in) investing activities                                       (457,206)              1,008,086
Net increase/(decrease) in cash and cash equivalents                        (2,683,022)                (54,422)
Cash and cash equivalents at beginning of year                               3,184,620               1,006,294
Cash and cash equivalents at end of period                                    $501,598                $951,872
                                                                          =============            ============

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

2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three and nine month periods ended July 31, 1996 and 1995.

3. Results of operations for interim periods are not necessarily indicative of annual earnings.

4. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

5. Net income per common share for the three and nine month periods have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding.

6. Billable production orders in process are net of advance billings to clients, which were $50,715 at July 31, 1996, and $309,999 at October 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED JULY 31, 1996 AS COMPARED TO THE THIRD QUARTER ENDED JULY 31, 1995.

Consolidated commission and fee revenue increased $42,482 or 2% from $2,155,068 for the quarter ended July 31, 1995 to $2,197,550 for the quarter ended July 31, 1996. The revenue increase is attributable to increased activity from new and existing clients approximating 22%, partially offset by the loss of clients which approximated 20%.

Salaries and related costs decreased 16% from $1,708,835 for the quarter ended July 31, 1995 to $1,432,743 for the quarter ended July 31, 1996. The decrease is the result of a reduction in staffing, and in part due to the closing of the recruitment division. Salaries and related costs as a percent of revenues decreased from 79% for the quarter ended July 31, 1995 to 65% for the quarter ended July 31, 1996, also due in part to the closure of the recruitment division.

Other operating expenses decreased 7% as management continues its efforts to control costs in various operating areas.

Interest income, net decreased $27,031 due primarily to the accelerated payment of accounts payables to expedite transition to a new accounting system, and the use of funds to repurchase 2,061,900 shares of the Company's common stock and the timing of payments on accounts payable.

Income/(loss) before provision/(benefit) for income taxes increased $342,967 from a loss of $272,821 for the quarter ended July 31, 1995 to income of $70,146 for the quarter ended July 31, 1996. The increase is the result of increases in revenue and management efforts to reduce and control costs as discussed above.

The effective tax rate for the tax provision of $13,947 is 20%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1996 AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1995.

Consolidated commission and fee revenue decreased $132,340 or 2% from $6,977,421 for the nine months ended July 31, 1995 to $6,845,081 for the nine months ended July 31, 1996. The net effect of the revenue decrease is attributable to the loss of certain clients and to the closing of the recruitment division partially offset by increased activity from new and existing clients and the non-recurring favorable settlement with respect to certain liabilities which occurred in the second quarter.

Salaries and related costs decreased 9% from $5,145,926 for the nine months ended July 31, 1995 to $4,701,233 for the nine months ended July 31, 1996. The decrease is the result of a reduction in staffing, and in part due to the closing of the recruitment division. Salaries and related costs as a percent of revenues decreased from 74% for the nine months ended July 31, 1995 to 69% for the nine months ended July 31, 1996 mainly as a result of decreased staffing for the nine months.

Other operating expenses decreased 8%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Interest income, net, decreased $38,507 due primarily to the accelerated payment of accounts payable as discussed above, the purchase of a new computer system, and the use of funds to repurchase 2,061,900 shares of the Company's common stock during the first quarter.

Income/(loss) before provision/(benefit) for income taxes increased $453,205 from a loss of $355,390 for the nine months ended July 31, 1995, to income of $97,815 for the nine months ended July 31, 1996. The increase is the result of management's efforts to reduce and control costs, and the non-recurring favorable settlement with respect to certain liabilities which occurred in the second quarter, partially offset by the decrease in revenue.

The effective tax rate for the tax provision of $39,126 is 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $852,661 to $3,235,353 at July 31, 1996 as compared to $4,088,014 at October 31, 1995, due primarily to the use of funds to repurchase 2,061,900 shares of the Company's common stock.

Cash and cash equivalents decreased $2,683,022 from $3,184,620 at October 31, 1995 to $501,598 at July 31, 1996. The cash and cash equivalents balance decrease was the result of accelerated payment of accounts payables to expedite transition to a new accounting system, the purchases of capital assets, and the repurchase of the Company's own capital stock, partially offset by the timing of receipts on accounts receivable and the maturity of short-term investments in U.S. Treasury Bills.

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

The Registrant has available an unused committed line of credit from a bank of $5,000,000 at July 31, 1996. Management believes that its current working capital levels will be sufficient to meet the Registrant's liquidity and working capital requirements for the foreseeable future. The Registrant does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT 27:  FINANCIAL DATA SCHEDULE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on September 13, 1996


                                    GREENSTONE ROBERTS ADVERTISING, INC.

                                    By: /s/ Gary C. Roberts
                                        Gary C. Roberts
                                        President and COO


                                    By:  /s/ Leonard Schrift
                                        Leonard Schrift
                                        Senior Vice President and CFO