Form 10-K
period 1996-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1997-01-29
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO
                                 FEE REQUIRED).

                        For the transition period from to
                        Commission file number 000-17468
                             -----------------------

                      GREENSTONE ROBERTS ADVERTISING, INC.

             (Exact name of registrant as specified in its charter)

NEW YORK                                11-2250305
(State or other jurisdiction of      (I.R.S. Employer
 Incorporation or organization)     Identification No.)

ONE HUNTINGTON QUADRANGLE
SUITE 1C14
MELVILLE, NEW YORK                                              11747
(Address of principal executive offices)                     (Zip Code)

                                 (516) 249-2121
               Registrant's telephone number, including area code
                            -------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:      NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
---------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                        $2,861,301 AS OF JANUARY 6, 1997

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                COMMON STOCK, $0.01 PAR VALUE -- 7,474,418 SHARES
                             (AS OF JANUARY 6, 1997)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders will be incorporated into Part III of this Form 10-K.

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

     The Registrant is a full service advertising agency which analyzes and provides advertising for its clients, and plans and creates advertising for dissemination through various media such as television, radio, newspapers, magazines and billboards. The Registrant has developed expertise in such related areas of marketing, consultation, direct mail advertising, market and product research, design and production of merchandising and sales promotion programs and materials, corporate identification, public relations and investor relations. The Registrant creates an advertising program within the limits imposed by the client's advertising budget or its annual retainer. The commission for advertising services in the industry and for the Registrant is generally 15% of the gross charge (commonly referred to as "billings") for purchasing advertising space or time.

     The Registrant operates offices in Long Island, New York and in Miami and Orlando, Florida. The Registrant believes, based on management's knowledge of and experience in the market, that it is the largest advertising agency in Long Island, New York in terms of commissions and fee revenues, and has a strong base in the Florida market. The Registrant's success in these areas is based on its established reputation and expertise in representing clients in businesses such as vitamins, minerals and nutritional supplements, personal care and food products, computer hardware and software, financial services, telecommunication services, cleaning and safety products, wine and spirits, healthcare and education. In the past fifteen years, the Registrant has received many of the advertising industry's most recognized awards including ANDY's, CLIO's and ONE SHOW's. Also in the past fifteen years, the Registrant has received in excess of one hundred "Best on Long Island" awards for its creativity in advertisements and collateral materials.

     The strategy of the Registrant's General Advertising Division is to concentrate on servicing medium and large- size accounts that are seeking the personalized service, attention and continuity of relationships with top management and creative personnel that the Registrant offers and that larger advertising firms based in major metropolitan areas are not always able to provide. The Registrant plans to continue to expand its business by focusing on such accounts and through possible acquisitions of other advertising agencies in Long Island, Florida and in other metropolitan markets.

     On August 8, 1996, Greenstone Roberts Advertising/Florida Inc., a wholly owned subsidiary of the Registrant acquired a minority interest in The Gothard Group, Inc., a Miami-based public relations agency. The Registrant merged its existing public relations business and its Hispanic Division into the Gothard Group, and renamed the new company Gothard/Greenstone Roberts, Inc. This newly combined agency will provide general and crisis management public relations services including corporate, product and financial to a broad range of clients and industries. It also has particular public relations and marketing expertise in the Diversity Markets including the Afro-American and Hispanic communities. Gothard/Greenstone Roberts, Inc. provides its services both to the Registrant's existing clients and to its own clients.


SOLICITATION OF NEW BUSINESS

     The Registrant has been in business for 24 years and believes it is well known in the Long Island marketplace, and is also well known in the South Florida and Orlando marketplaces. The Registrant generally obtains new accounts through referrals or by identifying prospects through market research in product and service industries in which the Registrant does not have a conflicting account. The Registrant solicits prospective accounts through personal contacts and presentations by agency principals, backed by a team of creative and media personnel. The initial step in the selection process normally involves preparing a capability study demonstrating the Registrant's ability to service the prospective account. Following the submission of a capability study, advertisers generally seek presentations from a limited number of agencies. In soliciting new clients, the Registrant often incurs expenses prior to obtaining such accounts, and there is no assurance that the Registrant will be able to obtain such accounts or, if the accounts are obtained, that such expenses will be reimbursed by the client. The Registrant considers the potential revenue from a new account when determining the appropriate level of expenses for such presentations. The period of time required by the Registrant to obtain a new account and generate revenues therefrom may range from two weeks to several months.

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

     Gothard/Greenstone Roberts, Inc. generates substantially all of its revenues from hourly fees and retainers which generally range from $1,000 to $20,000 per month per client. Gothard/Greenstone Roberts, Inc. has had between 15 and 20 clients on retainer over the last 24 months. Gothard/Greenstone Roberts, Inc. also derives a small portion of its revenues from production work done on behalf of clients, which may include production of press kits, mailings, financial reports and other items.

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

     For the twelve months ended October 31, 1996, one of the Registrant's clients (Twin Laboratories Inc.) represented 15% of the Registrant's consolidated revenues. In addition, the Registrant's five largest clients represented 44% of consolidated revenues for that period and the Registrant depends upon a core of approximately 30 clients from which it obtains the bulk of its consolidated revenues.

     Advertising industry clients can terminate their relationship with the Registrant on relatively short notice, typically 60 to 90 days. While the loss of the entire business of the largest client might have a material effect upon the revenues of the Registrant, because the business represents revenues from different divisions of this client, the Registrant believes that it is unlikely that the entire business of this client would be lost at the same time. The Registrant can terminate at any time personnel working directly on the accounts to reduce its overhead.

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

GOVERNMENT REGULATION

     Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") has also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, is seeking to establish more stringent standards with respect to advertising practices. The FTC has the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. The effect of the advertising business of future application of existing statues or regulations, or the extent, nature or effect of future legislation or regulatory activity with respect to advertising, cannot be predicted.

     No claims or enforcement actions have been instituted against the Registrant to date and the Registrant believes that is in compliance in all material respects with all applicable regulations. The Registrant maintains errors and omissions insurance and the Registrant believes that such coverage would adequately protect it in the event claims are made by governmental agencies or others against the Registrant and its subsidiary. In addition, the Registrant has a hold harmless clause in most agreements with clients.

EMPLOYEES

     As of October 31, 1996, the Registrant employed 77 persons, 75 on a full-time basis, including 25 in account management, 6 in media, 16 in production, 9 in creative services and 21 in general administration and finance.

     The Registrant believes its future success will depend, in part, on its ability to recruit and retain highly skilled management and creative personnel upon whom it has depended in the past. Professional personnel in the advertising industry normally do not enter into employment contracts and are free to move from one agency to another. There is substantial competition for qualified employees, although there is a large pool of such persons in the New York Metropolitan area. The Registrant, because of the competitive nature of the advertising business, has required almost all personnel to execute Employee Restrictive Covenant Agreements, which provide generally that when such employee leaves the employ of the Registrant voluntarily, for a period of one year such employee is prohibited from soliciting and accepting business from the Registrant's clients and from trying to persuade any of the Registrant's other employees to sever their employment with the Registrant.

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

ITEM 2. PROPERTIES.

     The Registrant does not own any real property. All offices are located on leased premises. The Registrant considers its offices ample for its present needs. The following table provides data on the offices of the Registrant.

                    Annual            Approximate Lease
OFFICES           LOCATION             BASE RENT  SQUARE FEET  EXPIRATION DATE
New York    One Huntington Quadrangle  $433,252       16,371     6/30/98
             Melville, New York

Florida     Sun Bank Center            $191,578       9,309     11/30/99
            Orlando, Florida


ITEM 3. LEGAL PROCEEDINGS.

     On January 10, 1995, the Registrant filed a civil action in the United States District Court for the Eastern District of New York against a former client, Gold Star Cruises of Galveston, L.C., and various related parties "(Gold
Star)". The complaint seeks payment of amounts for advertising fees and expenses for services provided to Gold Star and not paid as a result of the alleged breach by Gold Star of its agreement with the Registrant's subsidiary. The complaint also seeks relief for damages resulting form an alleged scheme to defraud the Registrant by Gold Star. As of this date, the courts are reviewing a motion to dismiss brought by Gold Star's attorneys. It is the Registrant's belief that this motion to dismiss will be denied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

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

                       Common Stock Closing Bid Prices For
                          FISCAL YEAR ENDED OCTOBER 31,
                                    1996 1995
                                   HIGH          LOW          HIGH        LOW

                  First Quarter     15/32         3/8         15/32       7/16

                  Second Quarter    15/32       11/32         15/32        3/8

                  Third Quarter       1/2       11/32          1/2         3/8

                  Fourth Quarter    17/32       13/32          1/2         3/8

     The Registrant's Common Stock was held by approximately 308 shareholders of record as of January 6, 1997.

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


                                                     FISCAL YEAR ENDED OCTOBER 31,
                                                     -----------------------------
                                 1996                1995          1994           1993        1992
                                 ------------------------       ---------       ----------   -----------
STATEMENT OF
OPERATIONS DATA:
Commissions and Fees            $  8,960,983       $ 9,685,169  $10,507,754    $11,191,293    $12,166,931
Net income/(loss)               $     53,828       $  (211,062) $     4,122    $  (466,735)   $   663,177
Net income/(loss) per           $       0.01       $     (0.02) $      0.00    $     (0.05)   $      0.07
common share
Average shares
outstanding                        7,919,473         9,536,318    9,536,318      9,536,318     49,985,104

BALANCE SHEET DATA:

Total assets                     $14,334,357      $ 13,596,373  $ 13,075,318   $12,861,865    $15,904,743
Long-term debt                   $   250,000      $    250,000  $    250,000   $   250,000 $      250,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1995.

     Consolidated commission and fee revenue decreased $724,186 or 7% from $9,685,169 for the fiscal year ended October 31, 1995 to $8,960,983 for the fiscal year ended October 31, 1996. $570,315 of the revenue decrease is attributable primarily to the closing of the recruitment division. The remaining decrease in consolidated revenues is due to the loss of clients partially offset by increased activity from new and existing clients.

     Salaries and related costs decreased 13% from $6,921,093 for the fiscal year ended October 31, 1995 to $6,014,572 for the fiscal year ended October 31, 1996. The decrease is the result of a reduction in staffing and in part due to the closing of the recruitment division. Salaries and related costs as a percent of revenues decreased from 71% for the year ended October 31, 1995 to 67% for the year ended October 31, 1996, also due in part to the closure of the recruitment division.

     Other operating costs decreased $207,652 or 7% as management continues its efforts to control costs in various operating areas.

     Interest income, net decreased $71,455 due primarily to the use of funds to repurchase 2,061,900 shares of the Company's common stock.

     Income/(loss) before provision/(benefit) for income taxes increased $318,532 from a loss of $218,390 for the year ended October 31, 1995 to income of $100,142 for the year ended October 31, 1996. The increase is the result of management efforts to reduce and control costs as discussed above.

     The effective tax rate for the tax provision of $46,314 is 46.2%. This is primarily the result of certain expenses that are permanently non-deductible for income tax purposes.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995 AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1994.

     Consolidated commission and fee revenue decreased $822,585, or 8% from $10,507,754 for the fiscal year ended October 31, 1994 to $9,685,169 for the fiscal year ended October 31, 1995. Although increased activity with existing clients and the addition of new clients generated a 2% and 10% increase respectively in commission and fee revenue, this was more than offset by lost clients which accounted for a 20% decrease in revenues, particularly the residual effect of losing Royal Caribbean Cruises Ltd.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased by $1,088,424 to $2,939,590 at October 31, 1996 as compared to $4,028,014 at October 31, 1995, due primarily to the use of funds to repurchase 2,061,900 shares of the Company's common stock on January 19, 1996.

     Cash and cash equivalents decreased $630,890 from $3,184,620 at October 31, 1995 to $2,553,730 at October 31, 1996. The cash and cash equivalents balance decrease was the result of the Company's repurchase of its own capital stock, timing of receipts on accounts receivable and purchase of capital assets, partially offset by the timing of payments of its accounts payable.

     It should be noted that the Registrant recognizes commission as a percentage of expenditures incurred for clients. Therefore, the accounts receivable balance does not relate only to the commissions and fees shown on the income statement, but also represents receivables for the total of the production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

     The Registrant has available an unused committed line of credit from a bank of $3,000,000 at October 31, 1996. Subsequent to year end, the Company secured a $5,000,000 line of credit with another bank. In connection with the new line of credit, the Company intends to terminate its original line of credit which was to expire April 30, 1997. Management believes that its current working capital levels will be sufficient to meet the Registrant's liquidity and working capital requirements for the foreseeable future. The Registrant does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity. PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed as part of this Report commence following
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is omitted from this Report as the Registrant intends to file its definitive proxy statement no later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is included herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is omitted from this Report as the Registrant intends to file its definitive proxy statement no later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is included herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is omitted from this Report as the Registrant intends to file its definitive proxy statement no later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is included herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:
(i)      Report of Independent Public Accountants
(ii)     Consolidated Balance Sheets
(iii)    Consolidated Statements of Operations
(iv)     Consolidated Statements of Shareholders' Equity
(v)      Consolidated Statements of Cash Flows
(vi)     Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules:
(i)      Report of Independent Public Accountants on Schedule
(ii)     Schedule II - Valuation and Qualifying Accounts
(b)      Exhibits:

NUMBER   DESCRIPTION

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372
NY)).

     10.1 *1988 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372
NY)).

10.2 *Amendment No. 1 to the 1988 Stock Option Plan dated February 7, 1990 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31, 1990)).

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

10.6 * Employment agreement between the Registrant and Ronald M. Greenstone dated December 31, 1994. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31, 1994).

10.7 * Employment agreement between the Registrant and Gary C. Roberts dated December 31, 1995.

10.8 Fifth and sixth amendments of lease agreements between the Registrant and We're Associates dated June 13, 1990 and June 18, 1991, respectively (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the fiscal year ending October 31, 1991).

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

21       Subsidiaries of the Registrant.

(c)      Reports on Form 8-K:
         There were no reports on Form 8-K filed during the fiscal year ended October 31, 1996.

*Indicates a Management Contract or a Compensatory Plan or Arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on January 27, 1997.

                      Greenstone Roberts Advertising, Inc.


                      By: __________________________
                          Ronald M. Greenstone
                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

_____________________________ Chairman of the Board, Chief    January 27, 1997
Ronald M. Greenstone          Executive Officer, (principal
                              executive officer) and Director

_____________________________ President, Chief Operating      January 27, 1997
Gary C. Roberts               Officer and Director


_____________________________ Senior Vice President, Chief    January 27, 1997
Leonard Schrift               Financial Officer, Treasurer


_____________________________ Director                        January 27, 1997
Anthony V. Curto


_____________________________ Director                        January 27, 1997
Richard Projain


_____________________________ Director                        January 27, 1997
Martin Sussman

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                      NUMBER

Report of Independent Public Accountants                               F-1
Consolidated Balance Sheets as of October 31, 1996 and 1995            F-2
Consolidated Statements of Operations for the years ended
October 31, 1996, 1995 and 1994                                        F-3
Consolidated Statements of Shareholders' Equity for
the years ended October 31, 1996, 1995 and 1994                        F-4
Consolidated Statements of Cash Flows for the years ended
October 31, 1996, 1995 and 1994                                        F-5
Notes to Consolidated Financial Statements                         F-6 to F-11
Index to Supplemental Schedule                                         S-1
Report of Independent Public Accountants on Schedule                   S-2
Schedule II - Valuation and Qualifying Accounts                        S-3

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors and Shareholders of Greenstone Roberts Advertising, Inc.:

     We have audited the accompanying consolidated balance sheets of Greenstone Roberts Advertising, Inc. (a New York corporation) and subsidiary as of October 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenstone Roberts Advertising, Inc. and subsidiary as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


New York, New York
January 9, 1997

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                OCTOBER 31,    OCTOBER 31,
                                                                                     1996         1995
ASSETS
      CURRENT ASSETS
         Cash and cash equivalents                                              $2,553,730       $3,184,620
         Short-term investments                                                    302,422        1,121,015
         Accounts receivable, net of allowance for bad debts
            of $380,994 and $377,723, respectively                               8,756,598        7,016,706
         Billable production orders in process, at cost                            828,020          532,600
         Deferred income tax benefit                                               180,918          272,328
         Receivable from affiliate                                                  50,000              -
         Other current assets                                                      123,406          111,105
TOTAL CURRENT ASSETS                                                            12,795,094       12,238,374

         Furniture, Equipment and Leasehold Improvements,
            at cost, less accumulated depreciation and
            amortization of $2,285,948 and $1,883,435,
            respectively                                                           929,103          891,987
         Investment in affiliate,
            net of accumulated amortization of $5,112                              210,926             -
         Deferred Income Tax Benefit                                                65,202           60,000
         Goodwill and Other Assets, net of accumulated
            amortization of $303,679 and $239,873, respectively                    334,032           406,012
                                                                                 ----------        ----------
TOTAL ASSETS                                                                   $14,334,357       $13,596,373
                                                                                -----------      -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                       $9,370,546        $7,658,037
         Accrued liabilities                                                       484,958           552,323
                                                                                ----------        ----------
      TOTAL CURRENT LIABILITIES                                                  9,855,504         8,210,360

         Long-Term Debt                                                            250,000           250,000

         Deferred Income Tax Liability                                                -               53,109

SHAREHOLDERS' EQUITY

         Preferred stock, $1.00 par value, 1,000,000 shares
            authorized, no shares issued or outstanding                               -                  -
         Common stock, $.01 par value, 30,000,000 shares
            authorized, 10,600,000 shares issued                                   106,000            106,000
         Additional paid-in capital                                              3,600,692          3,600,692
         Retained earnings                                                       1,876,787          1,822,959
         Less: Treasury stock, 3,125,582 and 1,063,682
            shares at cost, respectively                                        (1,354,626)          (446,747)
                                                                                 ----------         ---------
     TOTAL SHAREHOLDERS' EQUITY                                                  4,228,853          5,082,904

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $14,334,357        $13,596,373
                                                                            -----------       ------------

     The accompanying notes are an integral part of these consolidated balance sheets.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the years ended October 31,
                                                       1996                      1995                       1994
                                                       ----                      ----                       ----

REVENUES FROM COMMISSIONS
   AND FEES                                           $8,960,983                 $9,685,169                 $10,507,754
                                                      ----------                 ----------                 -----------

EXPENSES:
   Salaries and related costs                          6,014,572                  6,921,093                   7,197,734

   Other operating expenses                            2,934,848                  3,142,500                   3,365,089

   Interest income, net                                  (88,579)                  (160,034)                   (109,451)
                                                          -------                  ---------                   ---------

                                                       8,860,841                  9,903,559                   10,453,372
                                                      ----------                  ---------                   ----------
INCOME/LOSS BEFORE PROVISION/
   (BENEFIT) FOR INCOME TAXES                            100,142                   (218,390)                      54,382

Provision/(Benefit) for Income Taxes                      46,314                     (7,328)                      50,260
                                                       ----------                    -------                      ------
NET INCOME/(LOSS)                                      $  53,828                  $(211,062)                    $  4,122
                                                       ---------                    --------                       -----
NET INCOME/(LOSS) PER COMMON SHARE                     $    0.01                  $   (0.02)                    $   0.00
                                                     ------------                -----------                        ----
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                       7,919,473                  9,536,318                    9,536,318
                                                       ---------                  ---------                    ---------

     The accompanying notes are an integral part of these consolidated statements.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                           Common Stock        Additional                    Treasury Stock
                                      Number of                Paid-in        Retained     Number of
                                      Shares        Amount      Capital       Earnings     Shares       Amount        Total

BALANCE - OCTOBER 31, 1993            10,600,000    $106,000    $3,600,692    $2,029,899   1,063,682     $(446,747)    $5,289,844
                                      ----------    --------    ----------    ----------   ---------     ----------    ----------
 Net income                               -              -           -             4,122       -           -                4,122
                                       ---------     -------     --------     ------------- -------      ----------    ----------
BALANCE - OCTOBER 31, 1994            10,600,000     106,000    3,600,692      2,034,021   1,063,682      (446,747)     5,293,966
                                      ----------     -------    ---------      ----------  ---------      ---------    ----------
   Net (loss)                             -             -           -           (211,062)      -              -          (211,062)
                                       ---------     -------    --------       ---------   ---------     --------      -----------
BALANCE - OCTOBER 31, 1995            10,600,000     106,000    3,600,692      1,822,959   1,063,682      (446,747)     5,082,904
                                      ----------     -------    ----------     ---------   ---------     --------      -----------
  Treasury Stock Purchased                -             -           -             -        2,061,900      (907,879)      (907,879)
  Net income                              -             -           -             53,828       -              -            53,828
                                      ---------      -------    --------       ----------  -------       ---------     -----------
BALANCE - OCTOBER 31, 1996           10,600,000     $106,000   $3,600,692     $1,876,787   3,125,582   $(1,354,626)    $4,228,853
                                     ----------     --------   ----------     ----------   ---------   -----------     ------------

     The accompanying notes are an integral part of these consolidated statements.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the years ended October 31,
                                                                      1996        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                                                     $ 53,828    $(211,062)      $  4,122
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
  Depreciation and amortization                                        471,432      451,723        438,737
  Equity earnings in Affiliate                                           8,961         -               -
  Provision for doubtful accounts                                        1,419       51,907        129,057
  Deferred income tax benefit                                           86,208     (104,675)      (227,653)
  Deferred income tax liability                                        (53,109)     (19,019)       168,303
Increases/(decreases) in cash resulting from changes
in operating assets and liabilities:
  Change in accounts receivable                                    (1,741,311)       72,445     (1,831,889)
  Change in billable production orders in process, at cost           (295,420)      150,276        186,672
  Change in income tax receivable                                      -                -           64,859
  Change in other current assets                                      (12,300)          916         30,210
  Change in notes receivable                                          (50,000)      150,000           -
  Change in other assets                                                8,174         4,816           (753)
  Change in accounts payable                                        1,712,508       478,342        279,547
  Change in accrued liabilities                                       (67,365)      272,794       (142,344)
                                                                     --------      --------        --------

  Net cash provided by/(used in) operating activities                 123,025     1,298,463       (901,132)


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures, net                                         (439,629)      (279,169)      (253,116)
  Maturity/purchase of short-term investments                        818,593      1,159,032     (2,280,047)
  Purchase of Investment in Affiliate                               (225,000)         -              -

  Net cash provided by/(used in) investing activities                153,964        879,863     (2,533,163)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of Treasury Stock                                        (907,879)           -          -
  Net cash provided by/(used in) financing activities               (907,879)           -          -
  Net (decrease)/increase in cash and cash
    equivalents                                                     (630,890)     2,178,326      (3,434,295)
  Cash and cash equivalents at beginning of year                    3,184,620     1,006,294       4,440,589
                                                                    ---------     ---------       ---------

  Cash and cash equivalents at end of year                         $2,553,730    $3,184,620      $1,006,294
                                                                    ---------     ---------       ---------

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

RECOGNITION OF COMMISSION AND FEE REVENUE

     Substantially all revenues are derived from commissions for placement of advertisements in various media and for production of advertisements and marketing materials. Such revenues are recognized as billed. Billings are generally rendered upon insertion date for print media, job completion date for production costs, and air date for broadcast media.

CONCENTRATION OF CREDIT RISK

     The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

CASH EQUIVALENTS

     For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents as of October 31, 1996 and 1995 were $1,075,529 and $2,891,281, respectively.

SHORT-TERM INVESTMENTS

     Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 established the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In connection with the adoption of this pronouncement, the Company's debt securities have been classified as held to maturity and are stated at amortized cost which, due to the nature of the securities, approximates market value. The adoption of SFAS No. 115 had an immaterial effect on the Company's financial statements.

     Short-term investments include Commercial paper, Treasury bills, and notes with maturities of three months and greater, with yields ranging from 5.25% to 6.5%.


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

                  Furniture                 5 - 7 years
                  Equipment                 5 - 7 years
                  Leasehold improvements Lease term or useful life, whichever is shorter

GOODWILL

     Goodwill represents the excess of cost over the net assets acquired and is amortized on a straight-line basis over 10 years. Managment periodically assesses whether there has been an impairment in the carrying value of the excess of cost over the net assets acquired, by comparing current and projected annual undiscounted cash flows with the related annual amortization. In the event there is an impairment of goodwill, management would reduce the carrying value to an amount equal to the projected discounted cash flow of the underlying assets.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes and deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March of 1995, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which any entity issues equity instruments to acquire goods or services from non-employees.

     SFAS No. 121 and SFAS No. 123 are effective for fiscal years beginning after December 15, 1995, although earlier adoption is permitted. The Company does not believe that the adoption of SFAS No. 121 or SFAS No. 123 will have a material adverse effect on the Company's consolidated financial statements.

2. INVESTMENT IN AFFILIATE:

     On August 8, 1996, Greenstone Roberts Advertising Florida, Inc., a wholly-owned subsidiary of Greenstone Roberts Advertising, New York acquired a 49% interest in The Gothard Group, Inc., a Miami-based public relations agency. Greenstone Roberts merged its existing public relations business and its Hispanic Division into The Gothard Group and renamed the new company Gothard/Greenstone Roberts, Inc. ("Gothard"). The Company is accounting for its interest in Gothard under the Equity method of accounting. The excess of purchase price over the net worth of the acquired interest will be amortized over ten years.

     On August 27, 1996, the Company entered into a loan agreement with Gothard and advanced $50,000. It is anticipated that the loan will be repaid during fiscal 1997.

3. LINE OF CREDIT AGREEMENTS:

     The Company has an unsecured $3,000,000 line of credit with a bank which expires April 30, 1997. Borrowings against this line bear interest at the rate of prime plus 1/2% per annum. The Company did not borrow against the line during fiscal 1996 and 1995. Subsequent to year end, the Company secured a $5,000,000 line of credit with another bank. In connection with the new line of credit, the Company intends to terminate its original line of credit.

4. LONG-TERM DEBT:

     Long-term debt consists of a note payable relating to the acquisition of certain assets of an advertising agency in February 1992. The note, by its terms, was payable in two equal installments of $125,000 in February 1993 and 1994, respectively. The Company believes that due to certain misrepresentations by the seller in connection with the business of this agency, a significant adjustment in the purchase price is required. Accordingly, the Company has forgone any payment of the note payable until a fair settlement is agreed. The entire note payable balance has therefore been included in long-term debt. Any adjustment to the purchase price would result in a reduction to long-term debt and other assets.

5. INCOME TAXES:

     The (benefit)/provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                    October 31,     October 31,     October 31,
                                       1996           1995              1994
                                       ----           ----              ----
CURRENT:
     Federal                          $19,121        $50,863        $    5,324
     State                             (5,906)        65,503            71,117
                                      -------         ------            ------
                                       13,215        116,366            76,441
                                      -------        -------            ------
DEFERRED:
   Accelerated depreciation           (13,255)       (10,538)            2,363
   Employee bonus                         -             -               (8,438)
   Allowance for bad debts             (1,301)       (15,579)           (1,270)
   Goodwill amortization              (10,177)       (11,230)            6,450
   Vacation accrual                    30,651        (34,263)            (1,451)
   Various accrued liabilities and
   other                               27,181        (20,973)            4,958
   State NOL carry forward               -           (31,111)          (28,793)
                                  -----------        --------         --------
                                       33,099       (123,694)          (26,181)
                                      -------       ---------          --------
   TOTAL                              $46,314      $  (7,328)          $50,260
                                      -------      ----------          -------

     The Company has a state net operating loss (NOL) carryforward in Florida of approximately $52,000 as of October 31, 1996. The NOL carryforward is due to losses incurred by the Company's 100% owned subsidiary. The carryforward, which management expects will be fully utilized, expires as follows:

                                   YEAR              AMOUNt
                                   2009              $21,000
                                   2010              $31,000

     The deferred income tax benefit and deferred income tax liability reflected in the accompanying consolidated balance sheets represent differences in the timing of the recognition of certain income and expenses for income tax and financial reporting purposes. The primary sources of these differences are bad debt deductions, depreciation, certain goodwill amortization, vacation accruals and state NOL carryforwards.

     The following table reconciles the Federal Statutory rate to the Company's effective rate:

                                         October 31,    October 31,  October 31,
                                             1996          1995         1994
Tax (benefit)/provision computed
   at statutory rate                        22.0%         (31.3%)      15.0%
State tax, net of Federal tax effect         2.0%           2.3%       66.1%
Non-deductible expenses                     16.3%          12.8%       11.3%
Other                                        5.9%          12.8%       _____
                                           ------         -----
                                            46.2%          (3.4%)      92.4%
                                            -----         ------       -----

     The effective tax rate in fiscal 1996 of 46.2% is primarily the result of certain expenses that are permanently non-deductible for income tax purposes.

     The effective tax rate in fiscal 1995 of (3.4%) was primarily the result of certain expenses that were permanently non-deductible for income tax purposes and an IRS audit assessment for approximately $20,000 which closed tax years 1992, 1993 and 1994.

     In fiscal 1994, the effective tax rate of approximately 92.4% resulted primarily from the Company's state tax provision. During that year, the Company incurred a loss at its Florida subsidiary for which a tax benefit was recorded at 5.5%. Operations in New York State were profitable which required a provision for New York State taxes at a rate of approximately 12%. On a consolidated basis, the net income was significantly less than New York State income, thereby resulting in an effective tax rate significantly higher than the statutory rate.

     Income taxes paid during fiscal 1996, 1995 and 1994 were $77,428, $143,228 and $0, respectively.

6. SAVINGS PLAN:

     The Company adopted a 401(k) Savings Plan ("Savings Plan") as of August 1, 1984. The Savings Plan covers all employees with one or more years of service. The Company matches employee contributions utilizing a percentage determined at the discretion of management. Such percentage was 15% of employee contributions for fiscal 1996, 1995 and 1994. The Company's fiscal October 31, 1996, 1995 and 1994 Savings Plan contributions were $22,900, $32,496 and $39,630, respectively.

7. SIGNIFICANT CUSTOMERS:

     For the year ended October 31, 1996, business from one customer represented 15% of the Company's consolidated revenues. In addition, the Company's five largest clients represented 44% of consolidated revenues for that period and the Company depends upon a core of approximately 30 clients from which it obtains the bulk of its consolidated revenues. For the year ended October 31, 1995, business from one customer represented 15% of consolidated revenues. For the year ended October 31, 1994, business from a company which is no longer a customer represented 11% of consolidated revenues.

8. COMMITMENTS AND CONTINGENCIES:

LEASES

     At October 31, 1996, the Company was committed under operating leases, principally for office space, through fiscal 2000.

     Rent expense was $843,216, $841,826 and $809,499, for the years ended October 31, 1996, 1995 and 1994, respectively. Future minimum rents under terms of the existing leases are as follows:

                         FISCAL
                           1997                      $636,296
                           1998                      $492,149
                           1999                      $212,385
                           2000                      $  17,771

STOCK OPTION PLAN

     In December 1988, the Board of Directors approved the adoption of the 1988 Stock Option Plan (the "Plan"). The Plan was amended in 1990 to increase the number of common shares reserved for issuance to key employees, including officers and directors who are also employees, from 600,000 to 900,000 shares. All options are granted at no less than 100% of the fair market value on the date of grant.

     Options granted expire six years from the date of grant, and are exercisable in varying amounts up to three years, at which time all options granted become exercisable. Options that are unexercised are canceled immediately if the holder ceases to be an employee of the Company.

     The following is a summary of activity and information relating to shares subject to option under the Plan:


                                                                              Number of Shares
                                                                               UNDER OPTION

          BALANCE, October 31, 1994 at exercise prices from $0.46875 to $0.50      815,000
                   Options granted at exercise prices of $0.46875 to $0.53          22,500
                   Options canceled at exercise prices of $0.46875 to $0.53       (193,500)

          BALANCE, October 31, 1995 at exercise prices from $0.46875 to $0.53
                   644,000 Options granted at exercise price of $0.47 per share
                   49,000 Options canceled at exercise prices of $0.47 to $0.53
                   per share                                                      (164,000)

          BALANCE, October 31, 1996 at exercise prices of $0.46875 to $0.53
                   per share                                                       529,000

     As of October 31, 1996 there were 529,000 options excercisable and 371,000 options available for grant.

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

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                         INDEX TO SUPPLEMENTAL SCHEDULE

                                                                       Page
                                                                      NUMBER

          Report of Independent Public Accountants on Schedule        S-2

          Schedule II - Valuation and Qualifying Accounts             S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     To the Board of Directors and Shareholders of Greenstone Roberts Advertising, Inc.:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Greenstone Roberts Advertising, Inc. and subsidiary included in this filing and have issued our report thereon dated January 9, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


New York, New York
January 9, 1997

                                   SCHEDULE II

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


Description                         Balance at  Charged to
Allowance for Bad Debts  beginning costs and Recovery/ Balance at
FISCAL YEAR ENDED          OF YEAR      EXPENSES DEDUCTIONS END OF YEAR

October 31, 1994       $336,332     $129,057     $137,524     $327,865

October 31, 1995       $327,865     $ 51,907     $  2,049     $377,723

October 31, 1996       $377,723     $  1,419     $ (1,852)    $380,994


     This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                                  EXHIBIT INDEX




                                   Exhibit 21



                         Subsidiaries of the Registrant


NAME OF SUBSIDIARY              STATE OF INCORPORATION           % OWNERSHIP


Greenstone Roberts                    Florida                         100%
  Advertising, Florida, Inc.