Form 10-Q
period 1997-01-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1997-03-14
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: JANUARY 31, 1997               Commission File #000-17468



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

                 Common Stock, $.01 par value: 7,464,018 shares
                               as of March 4, 1997


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                 Number

                         PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets as of January 31, 1997
      and October 31, 1996                                           3

      Condensed Consolidated Statements of Operations for the
      three months ended January 31, 1997 and 1996                   4

      Condensed Consolidated Statements of Shareholders' Equity
      for the three months ended January 31, 1997                    5

      Condensed Consolidated Statements of Cash Flows for the
      three months ended January 31, 1997 and 1996                   6

      Notes to Condensed Consolidated Financial Statements           7

Item 2.            Management's Discussion and Analysis of

      Financial Condition and Results of Operations                8-9

                           PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                   10


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   January           October
                                                                                     31,                 31,
                                                                                    1997               1996
                                                                                     ----             -----
ASSETS
   Current Assets
      Cash and cash equivalents                                                $3,915,615                $2,553,730
      Short-term investments                                                      300,000                   302,422
      Accounts receivable, net of allowance for doubtful
         accounts of $181,474 in 1997                                           5,612,114                  8,756,598
and $380,994 in 1996
      Billable production orders in                                               628,380                   828,020
process, at cost
      Deferred income tax benefit                                                 344,472                   180,918
      Receivable  from investee company                                           110,000                    50,000
      Other current assets                                                         91,789                   123,406
                                                                              -------------            --------------
TOTAL CURRENT ASSETS                                                           11,002,370                12,795,094

      Furniture, equipment and
leasehold  improvements,
         at cost, less accumulated                                                857,788                   929,103
depreciation and amortization
         of $2,374,476 in 1997 and $2,285,948 in 1996
      Investment in investee company, net of accumulated
         amortization of $10,737 in 1997 and $5,112 in 1996                       192,464                   210,926
      Deferred income tax benefit                                                  65,202                    65,202
      Goodwill and other assets, net of accumulated
         amortization of $319,631 in 1997 and $303,679 in 1996                    288,464                   334,032
                                                                             --------------            --------------
 TOTAL ASSETS                                                                 $12,406,048               $14,334,357
                                                                             ==============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                                                        $7,608,830                $9,370,546
       Accrued liabilities                                                        463,404                   484,958
                                                                             --------------             -------------
   TOTAL CURRENT LIABILITIES                                                    8,072,234                 9,855,504

    Long-Term Debt                                                                250,000                   250,000


SHAREHOLDERS' EQUITY

        Preferred stock, $1.00 par value, 1,000,000 shares
           authorized, no shares                                                        -                         -
issued or outstanding
       Common stock, $.01 par value, 30,000,000 shares
           authorized, 10,600,000 shares issued                                   106,000                    106,000
       Additional paid-in capital                                               3,600,692                  3,600,692
       Retained earnings                                                        1,731,748                  1,876,787
       Less: Treasury stock, 3,125,582 shares held at cost                    (1,354,626)                 (1,354,626)
                                                                            ---------------               ------------
   TOTAL SHAREHOLDERS' EQUITY                                                  4,083,814                   4,228,853
                                                                             --------------                ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $12,406,048                $14,334,357
                                                                            ===============            ==============

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                    1997                            1996
                                                                    ----                            -----
REVENUES FROM COMMISSIONS AND FEES                                  $1,663,235                      $2,226,850
                                                               ----------------                    ------------
EXPENSES:
   Salaries and related costs                                        1,375,502                       1,592,311
   Other operating expenses                                            620,245                         767,543
   Interest income, net                                                (23,919)                        (49,156)
                                                                     1,971,828                       2,310,698
                                                                ---------------                   -------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                  (308,593)                        (83,848)
Benefit for income taxes                                              (163,554)                        (71,690)
                                                                ---------------                    ------------
NET LOSS                                                             $(145,039)                       $(12,158)
                                                                ===============                    ============

NET LOSS PER COMMON SHARE                                               $(0.02)                         $(0.00)
                                                                ===============                    ============
WEIGHTED AVERAGE NUMBER OF                                           7,474,418                       9,244,963
    COMMON SHARES OUTSTANDING
                                                                ===============                    ============


   The accompanying notes are an integral part of these consolidated statements.


                           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED JANUARY 31, 1997

                                           Common Stock                          Treasury Stock
                                                     Additional
                          Number of                    Paid-in      Retained      Number
                           Shares                                                   of
                                          Amount       Capital       Earnings      Shares     Amount        Total

Balance, Oct. 31, 1996   10,600,000      $106,000     $3,600,692   $1,876,787   3,125,582     $(1,354,626)  $4,228,853

Net loss                    -               -             -          (145,039)    -            -              (145,039)
                       -------------  -------------   ----------- ------------  ---------     ------------  -----------
Balance, Jan. 31, 1997   10,600,000      $106,000     $3,600,692   $1,731,748   3,125,582     $(1,354,626)  $4,083,814


  The accompanying notes are an integral part of these condensed consolidated statements.


                           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                    1997                        1996
                                                                    -----                       -----
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                           $(145,039)                     $(12,158)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                     110,104                       115,214
   Equity in operations of investee company                           12,837                          -
   Provision for doubtful accounts                                     1,830                        15,465
   Deferred income tax benefit                                      (163,554)                          -
Changes in operating assets and liabilities:
   Accounts receivable                                             3,142,654                       696,062
   Billable production orders in process, at cost                    199,640                       189,701
   Other current assets                                               31,617                        59,771
   Other assets                                                       29,856                      (194,750)
   Accounts payable                                               (1,761,716)                     (483,844)
   Accrued liabilities                                               (21,554)                       65,292
                                                             -------------------           -------------------
   Net cash provided by operating activities                       1,436,675                       450,753
                                                             -------------------           -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                                (17,212)                      (47,258)
 Maturity/purchase of short-term investments                           2,422                       (17,522)
 Increase in notes receivable                                        (60,000)                          -
                                                             -------------------           --------------------
 Net cash used in investing activities                               (74,790)                      (64,780)
                                                             -------------------           --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of treasury stock                                              -                        (907,879)
                                                             -------------------           --------------------
 Net cash used in financing activities                                   -                        (907,879)
                                                             -------------------           --------------------
 Net increase/(decrease) in cash and cash equivalents              1,361,885                      (521,906)
 Cash and cash equivalents at beginning of period                  2,553,730                     3,184,620
                                                             -------------------           --------------------
 Cash and cash equivalents at end of period                       $3,915,615                    $2,662,714
                                                             ===================            ===================


 The accompanying notes are an integral part of these condensed consolidated statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

      2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three month periods ended January 31, 1997 and 1996.

      3. Results of operations for interim periods are not necessarily indicative of annual results.

      4. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

      5. Net income per common share for the three month period has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding, 7,474,418 for the three month period ended January 31, 1997 and 9,244,963 for the three month period ended January 31, 1996.


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED JANUARY 31, 1997 AS COMPARED TO THE FIRST QUARTER ENDED JANUARY 31, 1996.

Consolidated revenues from commission and fees decreased $563,615 or 25% from $2,226,850 for the quarter ended January 31, 1996 to $1,663,235 for the quarter ended January 31, 1997. $245,894 or 11% of the decrease is attributable to the closing of the recruitment division. The remaining decrease is attributable to reduced activity from existing clients which approximated 26%, partially offset by activity from new clients which approximated 12%.

Salaries and related costs decreased 14% from $1,592,311 for the quarter ended January 31, 1996 to $1,375,502 for the quarter ended January 31, 1997. The decrease is the result of a reduction in staffing and in part due to the closing of the recruitment division. Salaries and related costs as a percent of revenues increased from 72% for the quarter ended January 31, 1996 to 83% for the quarter ended January 31, 1997.

Other operating costs decreased $147,298 or 19% as management continues its efforts to control costs in various operating areas.

Interest income, net, decreased $25,237 due primarily to the use of funds to repurchase 2,061,900 shares of the Company's common stock on January 19, 1996.

The loss before benefit for income taxes increased $224,745 from a loss of $83,848 for the quarter ended January 31, 1996 compared to a loss of $308,593 for the quarter ended January 31, 1997. This increase is the result of the decrease in consolidated revenues, partially offset by management's efforts to reduce and control costs as discussed above.

The effective tax rate for the tax benefit of $163,554 is 53%. This is primarily the result of certain expenses that are permanently non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The company's working capital decreased by $9,454 to $2,930,136 at January 31, 1997 as compared to $2,939,590 at October 31, 1996.

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months of less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents increased $1,361,885 from $2,553,730 at October 31, 1996 to $3,915,615 at January 31, 1997. The cash equivalent balance increase was mainly the result of the timing of receipts on accounts receivables and payments on accounts payable. The Company recognizes commissions as a percentage of expenditures incurred for clients. Therefore, the accounts receivable balance does not relate only to the commissions and fees shown on the income statement, but also represents receivables for the total of the production costs and media incurred on behalf of clients.

The Company has available an unused committed line of credit from a bank of $5,000,000 at January 9, 1997 that expires on January 15, 1998. Prior to January 9, 1997, the Company had an unused line of credit with a different bank of $3,000,000. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K:

           Exhibit 27 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on March 14, 1997.

                                   Greenstone Roberts Advertising, Inc.


                                   By: /s/ Gary C. Roberts
                                        Gary C. Roberts
                                        President and Chief Operating Officer

                                   By: /s/ Leonard Schrift
                                        Leonard Schrift
                                        Senior Vice President
                                        Chief Financial Officer and Treasurer