Form 10-Q
period 1997-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1997-06-13
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: APRIL 30, 1997             Commission File #000-17468



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:




                 Common Stock, $.01 par value: 7,453,918 shares
                               as of June 2, 1997

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                       NUMBER

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of April 30,
        1997 and October 31, 1996                                       3

        Condensed Consolidated Statements of Operations for the
        three and six months ended April 30, 1997 and 1996              4

        Condensed Consolidated Statements of Shareholders' Equity
        for the six months ended April 30, 1997                         5

        Condensed Consolidated Statements of Cash Flows for the
        six months ended April 30, 1997 and 1996                        6

        Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8-9

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               10

Item 4. Submission of Matters to a Vote of Security-Holders             10

Item 6. Exhibits and Reports on Form 8-K                                10

        Signatures                                                      11

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 April 30,        October 31,
                                                   1997               1996
ASSETS
   Current Assets
      Cash and cash equivalents                  $2,186,083       $2,553,730
      Short-term investments                              0          302,422
      Accounts receivable, net of
      allowance for doubtful
      accounts of $170,413 in 1997
      and $380,994 in 1996                        6,812,086        8,756,598
      Billable production orders in
      process, at cost                              502,041          828,020
      Deferred income tax benefit                   227,232          180,918
      Receivable  from investee company              48,000           50,000
      Other current assets                          120,720          123,406
                                              ---------------   --------------
TOTAL CURRENT ASSETS                              9,896,162       12,795,094

      Furniture, equipment and
      leasehold  improvements,
      at cost, less accumulated
      depreciation and amortization
      of $2,459,139 in 1997 and
      $2,285,948 in 1996                            790,857          929,103
      Investment in investee company,
      net of accumulated
      amortization of $16,362 in
      1997 and $5,112 in 1996                       157,269          210,926
      Deferred income tax benefit                    65,202           65,202
      Goodwill and other assets, net
      of accumulated
      amortization of $335,583 in
      1997 and $303,679 in 1996                     310,809          334,032
                                              ---------------   --------------
TOTAL ASSETS                                    $11,220,299      $14,334,357

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                          $6,575,458       $9,370,546
       Accrued liabilities                          398,595          484,958
                                              ---------------   --------------
   TOTAL CURRENT LIABILITIES                      6,974,053        9,855,504

    Long-Term Debt                                  250,000          250,000


SHAREHOLDERS' EQUITY

      Preferred stock, $1.00 par
      value, 1,000,000 shares
      authorized, no shares
      issued or outstanding                            -                -
      Common stock, $.01 par value,
      30,000,000 shares
      authorized, 10,600,000
      shares issued                                 106,000          106,000
      Additional paid-in capital                  3,600,692        3,600,692
      Retained earnings                           1,650,019        1,876,787
      Less: Treasury stock, 3,142,482
      shares in 1997 and
      3,125,582 shares in 1996                   (1,360,465)      (1,354,626)
                                              ---------------  ---------------
   TOTAL SHAREHOLDERS' EQUITY                     3,996,246        4,228,853
                                              ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS'             $11,220,299      $14,334,357
EQUITY
                                              ===============  ===============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       FOR THREE MONTHS ENDED APRIL 30,       FOR SIX MONTHS ENDED APRIL 30,
                                          1997                  1996           1997                 1996
                                          ----                  ----           ----                 -----

REVENUES FROM COMMISSIONS
   AND FEES                           $1,984,699            $2,420,681        $3,647,934          $4,647,531
                                     ------------          ------------     -------------        ------------

EXPENSES:
   Salaries and related costs          1,258,225             1,676,179         2,633,727           3,268,490

   Other operating expenses              708,595               656,874         1,328,840           1,424,417

    Interest income, net                 (17,631)              (23,889)          (41,551)            (73,045)
                                     ------------          ------------     -------------        ------------

TOTAL EXPENSES                         1,949,189             2,309,164         3,921,016           4,619,862

INCOME/(LOSS) BEFORE
     (BENEFIT)/PROVISION FOR
     INCOME TAXES                         35,510               111,517          (273,082)             27,669

Provision/(Benefit) for
income taxes                             117,240                96,869           (46,314)             25,179
                                     ------------          ------------     -------------        ------------

NET INCOME/(LOSS)                       $(81,730)               $14,648         $(226,768)            $2,490
                                     ============          ============     =============        ============

NET INCOME/(LOSS) PER
  COMMON SHARE                            $(0.01)                 $0.00            $(0.03)             $0.00
                                     ============          ============     =============        ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING          7,464,135             7,474,418        7,469,362           8,369,419
                                     ============          ============     =============        ============


The accompanying notes are an integral part of these condensed consolidated statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 30, 1997

                                           COMMON STOCK                                                   TREASURY STOCK
                                                            ADDITIONAL                    NUMBER
                                  NUMBER OF                  PAID-IN        RETAINED        OF
                                   SHARES       AMOUNT       CAPITAL        EARNINGS      SHARES        AMOUNT          TOTAL
                                   ------

Balance, Oct. 31, 1996          10,600,000      $106,000    $3,600,692      $1,876,787    3,125,582     $(1,354,626)   $4,228,853

Treasury Stock
Purchased                                                                                    16,900          (5,839)       (5,839)


Net loss                            -              -             -            (226,768)        -               -         (226,768)
                                ----------      --------    ----------      -----------   ---------     -----------     ----------

BALANCE, APR. 30, 1997          10,600,000      $106,000    $3,600,692      $1,650,019    3,142,482     $(1,360,465)   $3,996,246



The accompanying notes are an integral part of these condensed consolidated statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS ENDED APRIL 30,

                                                                 1997                        1996
                                                                -----                       -----
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                     $(226,768)                     $2,490

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                                216,345                     240,734
  Equity in operations of investee company                      42,407                         -
  Provision for doubtful accounts                             (120,728)                     11,779
  Deferred income tax benefit                                  (46,314)                        -
Changes in operating assets and liabilities:
   Accounts receivable                                       2,065,240                     130,382
   Billable production orders in process, at cost              325,979                      28,872
   Other current assets                                          2,686                      20,375
   Other assets                                                 (8,681)                     (1,681)
   Accounts payable                                         (2,795,088)                 (2,174,835)
   Accrued liabilities                                         (86,363)                      81,924
                                                     ----------------------         -----------------------

Net cash used in operating activities                         (631,285)                 (1,659,960)
                                                     ----------------------         -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                          (34,945)                  (316,105)
 Maturity of short-term investments                            302,422                    572,553
 Payment of receivable from investee company                     2,000                      -
                                                     ----------------------         -----------------------

 Net cash provided by investing activities                     269,477                    256,448
                                                     ----------------------         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of treasury stock                                     (5,839)                  (907,879)
                                                     ----------------------         -----------------------

 Net cash used in financing activities                          (5,839)                  (907,879)
                                                     ----------------------         -----------------------

 Net decrease in cash and cash equivalents                    (367,647)                (2,311,391)

 Cash and cash equivalents at beginning of period            2,553,730                  3,184,620
                                                     ----------------------         -----------------------

 Cash and cash equivalents at end of period                 $2,186,083                   $873,229
                                                     ======================         =======================


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

These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the six month periods ended April 30, 1997 and 1996.

Results of operations for interim periods are not necessarily indicative of annual results.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Net income/(loss) per common share for the three and six month periods have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED APRIL 30, 1997 AS COMPARED TO THE SECOND QUARTER ENDED APRIL 30, 1996.

Consolidated revenues from commission and fees decreased $435,982 or 18% from $2,420,681 for the quarter ended April 30, 1996 to $1,984,699 for the quarter ended April 30, 1997. $157,613 or 6% of the decrease is attributable to the closing of the recruitment division in the 1996 period. $121,457 or 5% of the decrease is due to the recognition last year of a non-recurring favorable settlement during the quarter with respect to certain liabilities. $284,504 or 12% of the decrease is due to last year's closing of the Coconut Creek and Spanish International divisions. The remaining difference is attributable to increased activity from new and existing clients which approximated 15%, partially offset by lost clients which approximated 10%.

Salaries and related costs decreased 25% from $1,676,179 for the quarter ended April 30, 1996 to $1,258,225 for the quarter ended April 30, 1997. The decrease is the result of a reduction in staffing, and the closing of the recruitment division and Coconut Creek office. Salaries and related costs as a percent of revenues decreased from 69% for the quarter ended April 30, 1996 to 63% for the quarter ended April 30, 1997.

Other operating costs increased $51,721 or 8% as management continues to expand its efforts to attract new business.

Interest income, net, decreased $6,258 due to the reduction in short-term investments.

Income before taxes decreased $76,007 from income of $111,517 for the quarter ended April 30, 1996 compared to income of $35,510 for the quarter ended April 30, 1997. This decrease is the result of decreased consolidated revenues, partially offset by management's efforts to control costs as discussed above.

The provision for income taxes is a result of a decrease in a previously reported tax benefit based upon projections of income/(loss) for the remainder of the fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1996.

Consolidated commission and fee revenue decreased $999,597 or 22% from $4,647,531 for the six months ended April 30, 1996 to $3,647,934 for the six months ended April 30, 1997. 21% of the decrease is attributable to last year's office closures. $403,507 or 9% is due to the recruitment division closing and $575,875 or 12% is due to the Coconut Creek and Spanish International division closings. The remaining revenue decrease is due in part to decreased activity from clients as discussed above and last year's non recurring favorable settlement with respect to certain liabilities during the second quarter.

Salaries and related costs decreased 19% from $3,268,490 for the six months ended April 30, 1996 to $2,633,727 for the six months ended April 30, 1997. Salaries and related costs as a percent of revenues increased from 70% for the six months ended April 30, 1996 to 72% at April 30, 1997.

Other operating expenses decreased 7%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Interest income, net, decreased $31,494, due primarily to the reduction in short-term investment.

Income/(loss) before taxes decreased $300,751 from income of $27,669 for the six months ended April 30, 1996, to a loss of $273,082 for the six months ended April 30, 1997. The decrease is due primarily to office closures and reduced client activity as discussed above, partially offset by management's efforts to reduce and control costs.

The tax benefit is based upon projections of income/(loss) for the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The company's working capital decreased $17,481 to $2,922,109 at April 30, 1997 as compared to $2,939,590 at October 31, 1996.

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents decreased $367,647 from $2,553,730 at October 31, 1996 to $2,186,083 at April 30, 1997. The cash equivalent balance decrease was mainly the result of the timing of receipts on accounts receivables and payments on accounts payable.

The Company recognizes commissions as a percentage of expenditures incurred for clients. Therefore, the accounts receivable balance does not relate only to the commissions and fees shown on the income statement, but also represents receivables for the total of the production costs and media incurred on behalf of clients.

The Company has available an unused committed line of credit from a bank for $5,000,000 that expires on January 15, 1998. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any material increases of capital expenditures or other requirements which will adversely affect its liquidity.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On October 24, 1996 the Company was summoned to answer a complaint alleging breach of an employment contract dated February 1, 1992 and for default in payments due under a promissory note dated February 1, 1992. The Company has accrued for potential damages and intends to vigorously defend this matter.

Item 4 - Submission of Matters to a Vote of Security-Holders:

On April 3, 1997 the Registrant held its annual meeting and recorded the voting results of its shareholders for the election of Directors and the appointment of independent auditors. The following table details these results:

APPOINTMENT OF DIRECTORS      VOTES FOR      VOTES AGAINST      ABSTENTIONS

Director #1                   5,428,576          187,104            -
Director #2                   5,430,080          185,600            -
Director #3                   5,430,080          185,600            -

APPOINTMENT OF INDEPENDENT AUDITORS:

                              VOTES FOR      VOTES AGAINST     ABSTENTIONS

                              5,445,980          153,500         16,200

Item 6 - Exhibits and Reports on Form 8-K:

           Exhibits:

           Exhibit 27 - Financial Data Schedule

           Reports on Form 8-K:

           On February 19, 1997, a Form 8-K was filed for the change in independent auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 13, 1997.


                                   Greenstone Roberts Advertising, Inc.



                                   By: ________________________________
                                  /s/ Gary C. Roberts
                                   President and Chief Operating Officer


                                   By: ________________________________
                                  /s/ Leonard Schrift
                                  Executive Vice President
                                  Chief Financial Officer and Treasurer