Form 10-Q
period 1997-07-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1997-09-12
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: JULY 31,  1997               Commission File #000-17468


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


                  Common Stock, $.01 par value: 744,033 shares
                             as of September 2, 1997

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       Number

                         PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of July 31, 1997
               and October 31, 1996                                        3

             Condensed Consolidated Statements of Operations for the
               three and nine months ended July 31, 1997 and 1996          4

             Condensed Consolidated Statements of Shareholders' Equity
               for the nine months ended July 31, 1997                     5

             Condensed Consolidated Statements of Cash Flows for the
               nine months ended July 31, 1997 and 1996                    6

             Notes to Condensed Consolidated Financial Statements          7

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            10

Item 4.      Submission of Matters to a Vote of Security-Holders          10

Item 6.      Exhibits and Reports on Form 8-K                             10

             Signatures                                                   11


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              July             October
                                                                               31,               31,
                                                                              1997              1996
ASSETS
   Current Assets
      Cash and cash equivalents                                                $2,523,427       $2,553,730
      Short-term investments                                                                       302,422
      Accounts receivable, net of allowance for doubtful
         accounts of $166,468 in 1997 and $380,994 in 1996                      6,166,497        8,756,598
      Billable production orders in process, at cost                              373,765          828,020
      Deferred income tax benefit                                                 232,232          180,918
      Receivable  from investee company                                            65,000           50,000
      Other current assets                                                        125,361          123,406
                                                                             --------------   ----------------
TOTAL CURRENT ASSETS                                                            9,486,282       12,795,094

      Furniture, equipment and leasehold  improvements,
         at cost, less accumulated depreciation and amortization
         of $2,537,201 in 1997 and $2,285,948 in 1996                             724,822          929,103
      Investment in investee company, net of accumulated
         amortization of $21,987 in 1997 and $5,112 in 1996                       115,858          210,926
      Deferred income tax benefit                                                  65,202           65,202
      Goodwill and other assets, net of accumulated
         amortization of $351,535 in 1997 and $303,679 in 1996                    293,206          334,032
                                                                             --------------   ----------------
TOTAL ASSETS                                                                  $10,685,370      $14,334,357

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                                                        $6,278,489       $9,370,546
       Accrued liabilities                                                        362,920          484,958
                                                                             --------------  -----------------
   TOTAL CURRENT LIABILITIES                                                    6,641,409        9,855,504

    Long-Term Debt                                                                250,000          250,000

SHAREHOLDERS' EQUITY

      Preferred stock, $1.00 par value, 1,000,000 shares
         authorized, no shares issued or outstanding                                    -               -
      Common stock, $.01 par value, 30,000,000 shares
         authorized, 1,060,000 shares issued                                       10,600            10,600
      Additional paid-in capital                                                3,696,092         3,696,092
      Retained earnings                                                         1,450,885         1,876,787
      Less: Treasury stock, 315,267 shares in 1997 and
            312,558 shares in 1996                                             (1,363,616)       (1,354,626)
                                                                             --------------  -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                   3,793,961         4,228,853
                                                                             --------------  -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $10,685,370       $14,334,357
                                                                             ==============  =================

    The accompanying notes are an integral part of these condensed consolidated balance sheets.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THREE MONTHS ENDED JULY 31,       FOR NINE MONTHS ENDED JULY 31,
                                              1997                      1996         1997                   1996
                                              ----                      ----         ----                   -----
REVENUES FROM COMMISSIONS
   AND FEES                                  $1,622,303                $2,197,550    $5,270,237             $6,845,081
                                            -------------            -------------  -------------        ---------------
EXPENSES:
   Salaries and related costs                 1,192,078                 1,432,743     3,825,806              4,701,233
   Other operating expenses                     619,165                   704,469     1,960,842              2,128,886
   Interest income, net                           2,356                    (9,808)      (39,195)               (82,853)
                                            --------------            -------------- --------------      ----------------
TOTAL EXPENSES                                1,813,599                 2,127,404     5,747,453              6,747,266
                                            --------------            -------------- --------------      ----------------
INCOME/(LOSS) BEFORE
     (BENEFIT)/PROVISION FOR
     INCOME TAXES                              (191,296)                   70,146      (477,216)                97,815
Provision/(Benefit) for income taxes             (5,000)                   13,947       (51,314)                39,126
                                            ---------------           -------------  --------------     -----------------
NET INCOME/(LOSS)                             $(186,296)                  $56,199     $(425,902)               $58,689
                                            ================          =============  ==============     =================
NET INCOME/(LOSS) PER COMMON SHARE               $(0.25)                    $0.08        $(0.57)                 $0.07
                                            ================          =============  ==============     =================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            745,317                   747,442       746,391                836,942
                                            ================          =============  ==============     =================

  The accompanying notes are an integral part of these condensed consolidated statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1997

                                           Common Stock                                          Treasury Stock
                                                                Additional                 Number
                                  Number of                     Paid-in      Retained      of
                                  Shares           Amount       Capital      Earnings      Shares      Amount          Total
                                  ------           ------       ----------   --------      -------     ------          -----
Balance, Oct. 31, 1996            1,060,000        $10,600      $3,696,092   $1,876,787     312,558     $(1,354,626)   $4,228,853

Treasury Stock
Purchased                                                                                     2,709          (8,990)       (8,990)
Net loss                             -                -              -         (425,902)        -               -        (425,902)
                                --------------   ------------   ------------ ------------ ----------- -------------- --------------

BALANCE, JUL. 31, 1997            1,060,000        $10,600      $3,696,092   $1,450,885     315,267     $(1,363,616)   $3,793,961
                                ==============   ============   ============ ============  ==========  =============  =============

  The accompanying notes are an integral part of these condensed consolidated statements.

                           GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE NINE MONTHS ENDED JULY 31,
                                                                         1997                      1996
                                                                        -----                     -----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)/income                                                        $(425,902)                $58,689

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
   Depreciation and amortization                                           315,984                 359,511
   Equity in operations of investee company                                 78,193                     -
   Provision for doubtful accounts                                        (120,728)                  1,419
   Deferred income tax benefit                                             (51,314)                    -
Changes in operating assets and liabilities:
   Accounts receivable                                                   2,710,829                 (69,329)
   Billable production orders in process, at cost                          454,255                 (10,737)
   Other current assets                                                     (1,955)                 (3,801)
   Other assets                                                             (7,030)                 29,745
   Accounts payable                                                     (3,092,057)             (2,609,277)
   Accrued liabilities                                                    (122,038)                 17,964
                                                                     -----------------      -------------------
Net cash used in operating activities                                     (261,763)             (2,225,816)
                                                                     -----------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                                      (46,972)               (392,726)
 Maturity of short-term investments                                        302,422                 843,399
 Payment of receivable from investee company                               (15,000)                   -
                                                                     ------------------     --------------------

 Net cash provided by investing activities                                 240,450                 450,673
                                                                     ------------------     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of treasury stock                                                 (8,990)               (907,879)
                                                                     ------------------     --------------------
 Net cash used in financing activities                                      (8,990)               (907,879)
                                                                     ------------------     --------------------
 Net decrease in cash and cash equivalents                                 (30,303)             (2,683,022)

 Cash and cash equivalents at beginning of period                        2,553,730               3,184,620
                                                                     ------------------     --------------------
 Cash and cash equivalents at end of period                             $2,523,427                $501,598
                                                                     ==================     ====================

  The accompanying notes are an integral part of these condensed consolidated statements.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

2    These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the nine month periods ended July 31, 1997 and 1996.

3    Results of operations for interim periods are not necessarily indicative of annual results.

4    The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

5    Net income/(loss) per commons share for the three and nine month periods have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The new requirement is expected to have no impact on the third quarter ended July 31, 1997 or July 31, 1996 earnings per share. It is expected to have no impact on the nine months ended July 31, 1997 or July 31, 1996 earnings per share. There is no expected impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters or nine month periods.

6. Effective on July 29, 1997, the shareholders of the Company approved a reverse stock split of one-for-ten shares of common stock, payable to shareholders of record on June 12, 1997. All common stock data in the condensed consolidated financial statements give retroactive effect to the aforementioned reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED JULY 31, 1997 AS COMPARED TO THE THIRD QUARTER ENDED JULY 31, 1996.

Consolidated commission and fee revenue decreased $575,247 or 26% from $2,197,550 for the quarter ended July 31, 1996 to $1,622,303 for the quarter ended July 31, 1997. $378,080 or 17% of the decrease is due to the loss of a significant customer in the quarter ended July 31, 1997. The remaining decrease is due to last year's closing of the Coconut Creek, Spanish International and Recruitment divisions, offsetting activity from new, existing and lost clients.

Salaries and related costs decreased $240,665 or 17% from $1,432,743 for the quarter ended July 31, 1996 to $1,192,078 for the quarter ended July 31, 1997. The decrease is the result of a reduction in staffing, and the closing of the Recruitment division, Coconut Creek, and Spanish International offices. Salaries and related costs as a percent of revenues increased from 65% for the quarter ended July 31, 1996 to 73% for the quarter ended July 31, 1997.

Other operating costs decreased $85,304 or 12% as management continues its efforts to control costs in various operating areas.

Interest income, net, decreased $12,164 due to the reduction in short-term investments and repayment of a short term loan.

Income before taxes decreased $261,442 from income of $70,146 for the quarter ended July 31, 1996 compared to a loss of $191,296 for the quarter ended July 31, 1997. This decrease is the result of decreased consolidated revenues, partially offset by management's efforts to control costs as discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1997 AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1996.

Consolidated commission and fee revenue decreased $1,574,844 or 23% from $6,845,081 for the nine months ended July 31, 1996 to $5,270,237 for the nine months ended July 31, 1997. $851,438 or 12% of the decrease is attributable to the loss of a significant customer during the nine month period ended July 31, 1997. $1,089,347 or 16% of the revenue decrease is due to last year's office closures, partially offset by increased activity from new and existing clients which approximated 5%.

Salaries and related costs decreased $875,427 or 19% from $4,701,233 for the nine months ended July 31, 1996 to $3,825,806 for the nine months ended July 31, 1997. Salaries and related costs as a percent of revenues increased from 69% for the nine months ended July 31, 1996 to 73% at July 31, 1997.

Other operating expenses decreased 8%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Interest income, net, decreased $43,658, due primarily to the reduction in short-term investments.

Income/(loss) before taxes decreased $575,031 from income of $97,815 for the nine months ended July 31, 1996, to a loss of $477,216 for the nine months ended July 31, 1997. The decrease is due primarily to office closures and reduced client activity as discussed above, partially offset by management's efforts to reduce and control costs.

The tax benefit is based upon projections of income/(loss) for the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The company's working capital decreased $94,717 to $2,844,873 at July 31, 1997 as compared to $2,939,590 at October 31, 1996.

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents decreased $30,303 from $2,553,730 at October 31, 1996 to $2,523,427 at July 31, 1997.

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


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security-Holders:

On July 29, 1997 the Company held a special meeting to record the voting results of its shareholders for the reverse one for ten stock split. Shareholders of record at the close of business on June 12, 1997 were entitled to vote on this plan. The following table details these results:

                    VOTE OF ONE FOR TEN REVERSE STOCK SPLIT

                 FOR                 AGAINST               ABSTENTIONS
               5,680,144             70,222                   23,600

Item 6 - Exhibits and Reports on Form 8-K:

           Exhibits:

           Exhibit 27 - Financial Data Schedule

           Reports on Form 8-K:

           On July 29, 1997, a Form 8-K was filed to record the approval of the one for ten reverse stock split by the Company's shareholders. on July 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on September 12, 1997.


                        Greenstone Roberts Advertising, Inc.

                        By: /s/ Gary C. Roberts
                            President and Chief Operating Officer


                        By: /s/ Leonard Schrift
                            Executive Vice President
                            Chief Financial Officer and Treasurer