Form 10-K
period 1997-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1998-01-29
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO
                                 FEE REQUIRED).

                 For the transition period from ____________ to
                        Commission file number 000-17468
                             -----------------------

                      GREENSTONE ROBERTS ADVERTISING, INC.

               (Exact name of Company as specified in its charter)

NEW YORK                                                      11-2250305
State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                           Identification No.)

ONE HUNTINGTON QUADRANGLE
SUITE 1C14
MELVILLE, NEW YORK                                            11747
(Address of principal executive offices)                   (Zip Code)

                                 (516) 249-2121
                 Company's telephone number, including area code
                            -------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                              COMMON STOCK, PAR VALUE $.01 PER SHARE
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-investee companies of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                         $950,977 AS OF JANUARY 5, 1998

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

                 COMMON STOCK, $0.01 PAR VALUE -- 743,277 SHARES
                             (AS OF JANUARY 5, 1998)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders will be incorporated into Part III of this Form 10-K.

                                     PART I
ITEM 1. BUSINESS.
GENERAL

The Company was incorporated under the laws of the State of New York on February 25, 1972 under the name Greenstone Ad Agency, Inc. and subsequently changed its name to Greenstone & Rabasca Advertising, Inc. On December 16, 1988. The Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized to 30,000,000, par value $.01 per share, and to change its name to Greenstone Rabasca Roberts, Inc. Its stock was first sold to the public on February 13, 1989. At their annual meeting on April 5, 1991, the Company's shareholders approved the Company's name change to Greenstone Roberts Advertising, Inc. On July 29, 1997 the Company filed an amendment to its Certificate of Incorporation with the New York Secretary of State as a result of a reverse one-for-ten stock split.

The Company is a full service advertising agency which analyzes and provides advertising for its clients, and plans and creates advertising for dissemination through various media such as television, radio, newspapers, magazines and billboards. The Company has developed expertise in such related areas of marketing, consultation, direct mail advertising, market and product research, design and production of merchandising and sales promotion programs and materials, corporate identification, and public relations. The Company creates an advertising program within the limits imposed by the client's advertising budget or its annual retainer. The Company's commission for advertising services is generally 15% of the gross charge (commonly referred to as "billings") for purchasing advertising space or time. This is consistent with the industry average.

The Company operates offices in Long Island, New York and Orlando, Florida. The Company believes, based on management's knowledge of and experience in the market, that it is the largest advertising agency on Long Island, New York in terms of commissions and fee revenues, and has a strong base in the Florida market. The Company's success in these areas is based on its established reputation and expertise in representing clients in businesses such as vitamins, minerals and nutritional supplements, personal care and food products, computer hardware and software, financial services, telecommunication services, cleaning and safety products, wine and spirits, healthcare and education. In the past fifteen years, the Company has received many of the advertising industry's most recognized awards including ANDY's, CLIO's and ONE SHOW's. Also in the past fifteen years, the Company has received in excess of one hundred "Best on Long Island" awards for its creativity in advertisements and collateral materials.

The strategy of the Company's general advertising division is to concentrate on servicing medium and large accounts that are seeking the personalized service, attention and continuity of relationships with top management and creative personnel that the Company offers and that larger advertising firms based in major metropolitan areas are not always able to provide. The Company plans to continue to expand its business by focusing on such accounts and through possible acquisitions of other advertising agencies on Long Island, in Florida and in other east coast markets.

On August 8, 1996, the Company acquired a minority interest in The Gothard Group, Inc., a Miami-based public relations agency. The Company merged its existing public relations business and its Hispanic Division into The Gothard Group, Inc., and renamed the new company Gothard/Greenstone Roberts, Inc. This newly combined agency will provide general and crisis management public relations services including corporate, product and financial to a broad range of clients and industries. It also has particular public relations and marketing expertise in the diversity markets including the African-American and Hispanic communities. Gothard/Greenstone Roberts, Inc. provides its services both to the Company's existing clients and to its own clients.

SOLICITATION OF NEW BUSINESS

The Company has been in business for 25 years and believes it is well known in the Long Island marketplace, as well as South Florida and Orlando. The Company generally obtains new clients through referrals or by identifying prospects through market research in product and service industries in which the Company does not have a competing client. The Company solicits prospective clients through personal contacts and presentations by agency principals, backed by a team of creative and media personnel. The initial step in the selection process normally involves preparing a capability study demonstrating the Company's ability to service the prospective client. Following the submission of a capability study, advertisers generally seek presentations from a limited number of agencies. In soliciting new clients, the Company often incurs expenses prior to obtaining such clients, and there is no assurance that the Company will be able to obtain such clients or, if the clients are obtained, that such expenses will be reimbursed by the client. The Company considers the potential revenue from a new client when determining the appropriate level of expenses for such presentations. The period of time required by the Company to obtain a new client and generate revenues therefrom may range from weeks to several months.

REVENUES

The primary sources of the Company's revenues are commissions earned from advertising placed with the various media and service fees for creative time. Clients pay the Company the full media charge for these advertisements. The Company retains an agency commission, which is generally 15% of the gross media charges, and remits the remaining fee to the media. The billing and collection procedures established by the Company require that billings be collected from its clients in sufficient time for the Company to make the corresponding payment to the related media, usually within 30 to 60 days of invoice. Service fees for inside creative and typesetting time are established on a case-by-case basis. The Company also receives a service fee on its outside purchases of production materials (such as photography and printing) for clients, generally 20% over the cost of such purchases. In some cases, fees are generated in lieu of commissions on media and markup on outside purchases of production materials.

Gothard/Greenstone Roberts, Inc. generates substantially all of its revenues from hourly fees and retainers which generally range from $2,000 to $8,000 per month per client. Gothard/Greenstone Roberts, Inc. has had between 15 and 20 clients on retainer over the last 24 months. Gothard/Greenstone Roberts, Inc. also derives a small portion of its revenues from production work done on behalf of clients, which may include production of press kits, mailings, financial reports and other items.

CLIENTS

The Company considers its relationships with its clients to be good. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through the Company. Representation of a client does not necessarily mean that all advertising for such client is handled by the Company exclusively. In some cases, the Company handles the advertising of only a portion of a client's products or services.

For the twelve months ended October 31, 1997, two of the Company's clients (IBM and Domino Sugar) represented 13% and 12%, respectively, of the Company's revenues. In addition, its five largest clients represented 49% of revenues for that period and it depends upon a core of approximately 30 clients from which it obtains the bulk of its revenues.

Advertising industry clients can terminate their relationship with the Company on relatively short notice, typically 60 to 90 days. While the loss of the entire business of its largest client might have a material effect upon revenues, because the business represents revenues from different divisions of a client, the Company believes that it is unlikely that the entire business of a client would be lost at the same time. The Company can terminate at any time personnel working directly on the accounts to reduce its overhead.

SUPPLIERS

The Company internally produces substantially all of the materials required for its clients. Services and materials such as photography, printing and film are generally purchased from outside vendors. The Company does not maintain any written contracts with its suppliers. Substantially all of such suppliers are located on Long Island and in Florida.

SEASONALITY

Historically, first quarter operating results have been losses because of the timing of certain major clients' budgetary cycles.

GOVERNMENT REGULATION

Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") has also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, is seeking to establish more stringent standards with respect to advertising practices. The FTC has the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. The effect on the advertising business of future application of existing statutes or regulations, or the effect of new legislation or regulatory activity cannot be predicted.

No claims or enforcement actions have been instituted against the Company to date and the Company believes that it is in compliance in all material respects with all applicable regulations. The Company maintains errors and omissions insurance and believes that such coverage would adequately protect it in the event claims are made by governmental agencies or others. In addition, the Company has a hold harmless clause in most agreements with clients.

EMPLOYEES

As of October 31, 1997, the Company employed 67 people, 66 on a full-time basis, including 20 in account management, 6 in media, 12 in production, 11 in creative services and 18 in general administration and finance.

The Company believes its future success will depend, in part, on its ability to recruit and retain highly skilled management and creative personnel upon whom it has depended in the past. Professional personnel in the advertising industry normally do not enter into employment contracts and are free to move from one agency to another. There is substantial competition for qualified employees, although there is a large pool of such people in the New York Metropolitan area. The Company, because of the competitive nature of the advertising business, has required almost all personnel to execute employee restrictive covenant agreements, which provide generally that when such employee leaves the employ of the Company voluntarily, for a period of one year such employee is prohibited from soliciting and accepting business from the Company's clients and from trying to persuade any of the Company's other employees to sever their employment with the Company.

None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are good. In order to recruit and retain key personnel, the Company has a wide range of employee benefit plans.

COMPETITION

The advertising industry and other marketing communications businesses are highly competitive. Agencies of all sizes strive to attract new clients or additional assignments or accounts from existing clients. In addition, many companies have in-house departments which handle all or a portion of their advertising and/or public relations requirements.

Competition in the advertising industry depends to a large extent on the client's perception of the quality of an agency's "creative product". As the Company has expanded its operations it has had to compete more frequently against larger advertising agencies. These larger agencies generally have substantially greater financial resources, personnel and facilities than the Company and many of them are large conglomerates and/or have an international clientele. The Company believes it is able to compete on the basis of the quality of its product, service, personal relationships with clients and reputation. There can be no assurance that the Company will be able to maintain its current position in the industry.

ITEM 2. PROPERTIES.

The Company does not own any real property. All offices are located on leased premises, which are considered ample for its present needs. The following table provides data on the Company offices.

                                        Annual     Approximate   Lease
 Offices     Location                  Base Rent  Square Feet   Expiration Date
------------------------------------------------------------------------------
New York   One Huntington Quadrangle  $372,477         14,077      6/30/98
           Melville, New York

Florida    Sun Trust Center           $191,578          9,309     11/30/99
           Orlando, Florida

The Company intends to sign a new lease commitment for the Melville office.

ITEM 3. LEGAL PROCEEDINGS.

On June 11, 1997, Proven Edge, Inc., a former client of Greenstone Roberts Advertising Florida, Inc., a wholly-owned subsidiary of the Company, ("Florida"), and Florida's 49% owned investee, The Gothard Group Inc., ("Gothard"), filed a civil action in the Circuit Court of Pinellas County, Florida against the Company and Gothard seeking, among other remedies, to be relieved of its obligation to pay outstanding bills due and owing Florida and Gothard, and to collect damages. Their complaint alleges fraud in the inducement, negligent misrepresentation in the inducement and breach of contract. Proven Edge, Inc. has served interrogatory answers alleging that it has sustained material damages as a result of its association with Florida and Gothard. Florida and Gothard have filed a counterclaim against Proven Edge, Inc. seeking payment of amounts due for advertising services, public relations services and expenses. The counterclaim seeks damages intended to make Florida and Gothard whole. Florida and Gothard have filed motions for summary judgment on both the complaint and the counterclaim. The motions are set for hearing on February 4, 1998. The case is scheduled for trial on July 20, 1998. Management believes that it would be successful in obtaining a judgment and that the allegations made by Proven Edge Inc. are untrue and its claims are wholly without merit. The Company is contesting these claims vigorously. There can be no assurance that even if Florida and Gothard obtain a judgment against Proven Edge Inc., such judgment will be collectible. In management's opinion, any unfavorable outcome associated with this matter would not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and is quoted on NASDAQ under the symbol GRRI.

The following table sets forth the high and low closing bid quotations for the Company's common stock (restated for the reverse one-for-ten stock split effective July 29, 1997), as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


                      Common Stock Closing Bid Prices For
                         Fiscal Year Ended October 31,
                                 1997                            1996
                        HIGH            LOW             HIGH             LOW
First Quarter           4.69            2.81            4.69             3.75

Second Quarter          3.75            1.88            4.69             3.44

Third Quarter           2.81            2.19            5.00             3.44

Fourth Quarter          3.50            2.00            5.31             4.06

The Company's common stock was held by approximately 289 shareholders of record as of January 5, 1998.

The Company has never paid a cash dividend on its common stock and does not contemplate paying cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR SELECTED FINANCIAL DATA

The selected historical financial data presented below has been derived from consolidated financial statements audited by Arthur Andersen LLP for the years ended October 31, 1993, 1994, 1995 and 1996 and Ernst & Young LLP for the year ended October 31, 1997. The selected historical financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this document.


                                                         YEAR ENDED OCTOBER 31,

STATEMENT OF
OPERATIONS DATA:            1997               1996           1995              1994              1993
                            ----               ----           ----              ----              ----

Commissions and Fees     $ 7,113,144         $ 8,960,983      $ 9,685,169        $ 10,507,754     $11,191,293

Net (loss)income         $(1,117,895)        $    53,828      $  (211,062)       $      4,122     $  (466,735)

(Loss)earnings
  per common share       $     (1.50)        $       .07      $      (.22)       $        .00     $      (.49)

Average shares
   outstanding               745,791             791,947          953,632             953,632         953,632

BALANCE SHEET
    DATA:

Total assets             $ 9,165,790         $14,334,357      $13,596,373        $ 13,075,318     $12,861,865

Long-term debt           $   250,000         $   250,000      $   250,000        $    250,000     $   250,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1996.

Commission and fee revenue decreased $1,847,839 or 21% from $8,960,983 for the year ended October 31, 1996 to $7,113,144 for the year ended October 31, 1997. This decrease is principally attributable to the full year effect of closing the Recruitment, Spanish International and Coconut Creek divisions in fiscal 1996.

Salaries and employee related expenses decreased 17% from $6,014,572 for the year ended October 31, 1996 to $5,004,743 for the year ended October 31, 1997. The decrease is the result of a reduction in staff attributable to the divisional closings as discussed above.

Office and general expenses decreased $584,336, from $2,934,848 for the year ended October 31, 1996 to $2,350,512 for the year ended October 31, 1997. This decrease is principally attributable to the full year effect of closing the Recruitment, Spanish International and Coconut Creek divisions in fiscal 1996.

The provision for loss on claim in litigation arose in the fourth quarter of fiscal 1997. While management is vigorously pursuing this claim and believes that it will be successful, the financial viability of the entity being litigated is questionable. Accordingly, management has reserved against this claim.

Interest income decreased $23,528 from $88,579 for the year ended October 31, 1996 to $65,051 for the year ended October 31, 1997 due primarily to the reduction in available funds for investing activities.

Net loss for the year ended October 31, 1997 of $1,117,895 compared to net income of $53,828 for the year ended October 31, 1996 is attributable primarily to the factors discussed above.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1995.

Commission and fee revenue decreased $724,186 or 7% from $9,685,169 for the year ended October 31, 1995 to $8,960,983 for the year ended October 31, 1996. $570,315 of the revenue decrease is attributable primarily to the closing of the recruitment division. The remaining decrease in revenues is due to the loss of clients partially offset by increased activity from new and existing clients.

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

Interest income, decreased $71,455 due primarily to the use of funds to repurchase 206,190 shares of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $2,258,000 at October 31, 1997, including cash and cash equivalents of $2,989,000, accounts receivable of $4,281,000 and billable production orders of $496,000 offset by accounts payable and accrued liabilities of $5,818,000.

Net cash provided by operating activities for the year ended October 31, 1997 was approximately $203,000. The principal factors contributing to the cash flow were decreases in accounts receivable of $3,618,000, adjusted for an increase in the provision for bad debts of $858,000, offset by the net loss for the period of approximately $1,118,000, and decreases in accounts payable of $3,800,000.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unsecured $5,000,000 line of credit from a bank. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements which would have a material adverse effect on its liquidity.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1997, the Company dismissed Arthur Andersen LLP as its independent auditors and retained Ernst & Young LLP. On February 25, 1997, the Company filed a Form 8-K related to the change in the Company's certifying public accountants, which is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Required information will be incorporated in the Company's Proxy Statement to be filed within 120 days of October 31, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Required information will be incorporated in the Company's Proxy Statement to be filed within 120 days of October 31, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Required information will be incorporated in the Company's Proxy Statement to be filed within 120 days of October 31, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)           Financial Statements:

   (2)           Financial Statement Schedules:


NUMBER            DESCRIPTION

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.1* 1988 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.2* Amendment No. 1 to the 1988 Stock Option Plan dated February 7, 1990 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31, 1990)).

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

10.6* Employment agreement between the Registrant and Ronald M. Greenstone dated December 31, 1994. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31,
          1994).

10.7* Employment agreement between the Registrant and Gary C. Roberts dated December 31, 1995.

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

10.10 Fourth and fifth amendments of lease agreement between the Registrant and Wyncreek Partners, Ltd. dated January 22, 1992 and May 12, 1992, respectively (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K for the fiscal year ending October 31, 1992).

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

10.13 Employment agreement between the Company and Ronald M. Greenstone dated January 1, 1998.

10.14 Employment agreement between the Company and Gary C. Roberts dated January 1, 1998.

21        Subsidiaries of the Company.

(c)       Reports on Form 8-K:

          On February 25, 1997, a Form 8-K was filed for the change in the Company's independent auditors.

          On July 29, 1997, a Form 8-K was filed to record the approval of the one-for-ten reverse stock split by the Company's shareholders on July 29, 1997.

          On September 12, 1997, a Form 8-K was filed to disclose that the Company has filed a counter lawsuit against a former client for reimbursement of professional services and outside vendor reimbursements. The lawsuit was initiated after the former client filed a claim for a unspecified amount against the Company for breach of contract.

___________________
     *Indicates a Management Contract or a Compensatory Plan or Arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on January 29, 1998.


                               Greenstone Roberts Advertising, Inc.


                               By: /s/ Ronald M. Greenstone
                                       Ronald M. Greenstone
                                      Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Ronald M. Greenstone     Chairman of the Board,           January 29, 1998
    Ronald M. Greenstone     Chief Executive Officer,
                             (principal executive officer)
                             and Director

/s/ Gary C. Roberts          President and Director           January 29, 1998
    Gary C. Roberts

/s/ Nelson C. Hunter         Senior Vice President, Principal January 29, 1998
    Nelson C. Hunter         Accounting Officer

/s/ Anthony V. Curto         Director                         January 29, 1998
    Anthony V. Curto

/s/ Richard Projain          Director                         January 29, 1998
    Richard Projain

/s/ Martin Sussman           Director                         January 29, 1998
    Martin Sussman

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                     Number

Report of Independent Auditors - Ernst & Young LLP                    F-2

Report of Independent Public Accountants - Arthur Andersen LLP        F-3

Consolidated Balance Sheets as of October 31, 1997 and 1996           F-4

Consolidated Statements of Operations for the years ended
October 31, 1997, 1996 and 1995                                       F-5

Consolidated Statements of Shareholders' Equity for the years
ended October 31, 1997, 1996 and 1995                                 F-6

Consolidated Statements of Cash Flows for the years ended
October 31, 1997, 1996 and 1995                                       F-7

Notes to Consolidated Financial Statements                         F-8 to F-14

Index to Supplemental Schedule                                        S-1

Report of Independent Public Accountants on Schedule                  S-2

Schedule II - Valuation and Qualifying Accounts                       S-3


Information required by other schedules required under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Greenstone Roberts Advertising, Inc.


We have audited the accompanying consolidated balance sheet of Greenstone Roberts Advertising, Inc. and subsidiary as of October 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended October 31, 1997. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenstone Roberts Advertising, Inc. and subsidiary at October 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                       /s/  Ernst & Young LLP


Melville, New York
December 22, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Greenstone Roberts
Advertising, Inc.:


We have audited the accompanying consolidated balance sheet of Greenstone Roberts Advertising, Inc. (a New York corporation) and subsidiary as of October 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenstone Roberts Advertising, Inc. and subsidiary as of October 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP


New York, New York
January 9, 1997


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             OCTOBER 31,
                                                                                   1997                    1996
                                                                                   ----                    ----
ASSETS
   Current Assets

      Cash and cash equivalents                                                    $2,989,370             $2,553,730
      Short-term investments                                                            -                    302,422
      Accounts receivable, net of allowance for bad debts
        of $886,645 in 1997 and $380,994 in 1996                                    4,280,534              8,756,598
      Billable production orders in process, at cost                                  495,712                828,020

      Deferred income taxes                                                           128,918                180,918
      Recoverable income taxes                                                         52,000                  -
      Receivable from investee company                                                 60,000                 50,000
      Other current assets                                                             69,610                123,406
                                                                                ---------------          --------------
      TOTAL CURRENT ASSETS                                                          8,076,144             12,795,094

      Furniture, equipment and leasehold improvements,
        at cost, less accumulated depreciation and
        amortization of $2,612,569 in 1997 and $2,285,948 in 1996                     649,455                929,103
      Investment in investee company,
        net of accumulated amortization of $27,612 in 1997
         and $5,112 in 1996                                                            66,258                210,926
      Deferred income taxes                                                            65,202                 65,202
      Cost in excess of net assets acquired and other assets, net of
        accumulated amortization of $337,661 in 1997 and $303,679 in 1996             308,731                334,032
                                                                                ---------------       ----------------
   TOTAL ASSETS                                                                    $9,165,790            $14,334,357
                                                                                ===============       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
        Accounts payable                                                           $5,570,804             $9,370,546
        Accrued liabilities                                                           247,010                484,958
                                                                                ---------------      -----------------
   TOTAL CURRENT LIABILITIES                                                        5,817,814             9,855,504

   Long-term debt                                                                     250,000               250,000

   Commitments and contingencies

   SHAREHOLDER'S EQUITY
    Preferred stock, $1.00 par value, 1,000,000 shares                                   -                       -
      authorized, no shares issued or outstanding
    Common stock, $.10 par value, 3,000,000 shares
      authorized, 1,060,000 shares issued                                             106,000               106,000
    Additional paid-in capital                                                      3,600,692             3,600,692
    Retained earnings                                                                 758,892             1,876,787
    Less: treasury stock at cost, 316,723 shares in 1997 and
        312,558 shares in 1996                                                     (1,367,608)           (1,354,626)
                                                                                ---------------      -----------------
TOTAL SHAREHOLDERS' EQUITY                                                          3,097,976             4,228,853
                                                                                ---------------      -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $9,165,790           $14,334,357
                                                                                ===============      ==================

                                              See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the years ended October 31,
                                                                           1997              1996                     1995
                                                                           ----             ----                      -----

Commissions and fees                                                    $7,113,144        $8,960,983                $9,685,169

Expenses:
  Salaries and employee related expenses                                  5,004,743         6,014,572                6,921,093
  Office and general expenses                                             2,350,512         2,934,848                3,142,500
  Provision for loss on claim in litigation                                 796,167            -                         -
                                                                   ------------------   ------------------     -----------------
                                                                          8,151,422          8,949,420              10,063,593
                                                                   ------------------   ------------------     -----------------
                                                                         (1,038,278)            11,563                (378,424)

Interest income                                                              65,051             88,579                 160,034
Equity in operations of investee company                                   (144,668)              -                       -
                                                                   ------------------   ------------------     ------------------
(Loss)income before income taxes                                         (1,117,895)           100,142                (218,390)

(Provision)benefit for income taxes                                          -                 (46,314)                  7,328
                                                                   ------------------   --------------------    -----------------
Net (loss)income                                                        $(1,117,895)           $53,828               $(211,062)
                                                                   ==================   ====================    =================
(Loss) earnings per common share                                             $(1.50)             $0.07                  $(0.22)
                                                                   ==================   ====================    =================
Shares used in computing (loss)earnings
   per common share                                                         745,791            791,947                 953,632
                                                                   ==================   ====================    =================


                                              See accompanying notes.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                    Common Stock              Additional                        Treasury Stock
                                                              Paid-in           Retained
                               Shares          Amount         Capital           Earnings       Shares       Amount         Total
BALANCE - OCTOBER 31, 1994    1,060,000       $106,000       $3,600,692       $2,034,021      106,368    $ (446,747)    $5,293,966
 Net (loss)                       -              -               -              (211,062)       -            -            (211,062)
                           --------------   --------------  --------------    -------------  ----------  -----------   ------------

BALANCE - OCTOBER 31, 1995    1,060,000        106,000        3,600,692        1,822,959      106,368      (446,747)     5,082,904
 Treasury stock purchased         -              -                -                 -         206,190      (907,879)      (907,879)
 Net income                       -              -                -               53,828        -            -              53,828
                           ---------------   --------------  ---------------  ------------  ----------   -----------   ------------

BALANCE - OCTOBER 31, 1996    1,060,000        106,000        3,600,692        1,876,787     312,558     (1,354,626)     4,228,853
 Treasury stock purchased         -              -               -                 -           4,165        (12,982)       (12,982)
 Net (loss)                       -              -               -            (1,117,895)      -             -          (1,117,895)
                           ---------------  -------------  ---------------    ------------  -----------  ------------  ------------

BALANCE - OCTOBER 31, 1997    1,060,000       $106,000       $3,600,692         $758,892     316,723    $(1,367,608)    $3,097,976
                           ===============  =============  ================   ===========   =========== =============  ============

                                                 See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED OCTOBER 31,
                                                                           1997               1996                       1995
                                                                           ----               ----                       ----
OPERATING ACTIVITIES:
Net (loss)income                                                      $(1,117,895)           $53,828                  $(211,062)
Adjustments to reconcile net (loss)income to net cash
   provided by operating activities:
      Depreciation and amortization                                       360,603            471,432                    451,723
      Equity in operations of investee company                            144,668              8,961                        -
      Provision for bad debts                                             857,868              1,419                     51,907
      Deferred income tax expense (benefit)                                52,000             86,208                   (104,675)
      Deferred income tax liability                                          -               (53,109)                   (19,019)
Changes in operating assets and liabilities:
      Accounts receivable                                               3,618,196         (1,741,311)                   72,445
      Billable production orders in process, at cost                      332,308           (295,420)                  150,276
      Recoverable income taxes and other current assets                     1,796            (12,300)                      916
      Other assets                                                         (8,681)             8,174                     4,816
      Accounts payable                                                 (3,799,742)         1,712,508                   478,342
      Accrued liabilities                                                (237,948)           (67,365)                  272,794
                                                                   ------------------  -------------------       -----------------
      Net cash provided by operating activities                           203,173            173,025                 1,148,463
                                                                   ------------------  -------------------       -----------------
      INVESTING ACTIVITIES:
      Purchases of furniture, equipment and leasehold
        improvements, net                                                 (46,973)          (439,629)                 (279,169)
      Maturities of short-term investments, net                           302,422            818,593                 1,159,032
      Purchase of investment in investee company                              -             (225,000)                   -
      Advances to investee company, net                                   (10,000)           (50,000)                  150,000
                                                                   ------------------  -------------------       -----------------
      Net cash provided by investing activities                           245,449            103,964                 1,029,863
                                                                   ------------------  -------------------       -----------------
      FINANCING ACTIVITIES:
      Purchase of treasury stock                                          (12,982)          (907,879)                     -
                                                                   ------------------  -------------------       -----------------
      Net cash used in financing activities                               (12,982)          (907,879)                     -
                                                                   ------------------  -------------------       -----------------
      Net increase(decrease) in cash and cash
        equivalents                                                       435,640           (630,890)                2,178,326
      Cash and cash equivalents at beginning of year                    2,553,730          3,184,620                 1,006,294
                                                                   ------------------  -------------------       -----------------
      Cash and cash equivalents at end of year                         $2,989,370         $2,553,730                $3,184,620
                                                                   ==================  ===================       =================

                                              See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Greenstone Roberts Advertising, Inc. and its wholly-owned subsidiary, Greenstone Roberts Advertising Florida, Inc. ("Florida"), (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

REVERSE STOCK SPLIT

On July 29, 1997, the Company's Board of Directors approved a reverse one-for-ten stock split to shareholders of record on June 12, 1997. All common stock data has been restated to present this reverse stock split as if it occurred on November 1, 1994.

RECOGNITION OF COMMISSION AND FEE REVENUE

Substantially all revenues are derived from commissions for placement of advertisements in various media and fees for production of advertisements and marketing materials. Such revenues are recognized as billed. Billings are generally rendered upon insertion date for print media, job completion date for production costs, and air date for broadcast media.

CONCENTRATION OF CREDIT RISK

The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors and are principally located in the Northeast and Florida. The Company grants credit to all qualified clients and generally does not require collateral. The Company does not believe it is exposed to any undue concentration of credit risk to any significant degree.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents as of October 31, 1997 and 1996 were approximately $1,020,000 and $1,076,000, respectively.

SHORT-TERM INVESTMENTS

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115"). SFAS No. 115 establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In connection with SFAS No. 115, the Company's debt securities have been classified as held to maturity and are stated at amortized cost which, due to the nature of the securities, approximates market value.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, over the estimated useful lives of the related assets as follows:

     Furniture                 5 - 7 years
     Equipment                 5 - 7 years
     Leasehold improvements    Lease term or useful life, whichever is shorter

EXCESS OF COST OVER NET ASSETS ACQUIRED

Excess of cost over net assets acquired is amortized on a straight-line basis over 10 years. During the year ended October 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This adoption had no effect on the consolidated financial statements.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income taxes under the liability method.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the respective periods and the dilutive effect of stock options using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The adoption of SFAS 128 will not have a material effect on the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. INVESTMENT IN INVESTEE COMPANY:

On August 8, 1996, the Company acquired a 49% interest in The Gothard Group, Inc., a Miami-based public relations agency. The Company merged its existing public relations business and its Hispanic Division into The Gothard Group, Inc. and renamed the new company Gothard/Greenstone Roberts, Inc. ("Gothard"). The Company is accounting for its interest in Gothard using the equity method of accounting. The excess of the purchase price over the net assets of the acquired interest is being amortized over ten years.

At October 31, 1997, Gothard had net assets of approximately $217,000 and a net loss of approximately $249,000 for the year then ended.

On August 27, 1996, the Company advanced Gothard $50,000. During the year ended October 31, 1997, the Company made additional advances aggregating $173,000 and Gothard repaid $163,000. Accordingly, the balance owed the Company by Gothard at October 31, 1997 is $60,000. It is anticipated that the total loan will be repaid during the year ending October 31, 1998. In addition, included in accounts receivable is approximately $90,000 due from Gothard at October 31, 1997.

3. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Furniture, equipment and leasehold improvements are summarized as follows:

                                     October 31,             October 31,
                                       1997                       1996
                                       ----                       ----
Office equipment                  $2,512,982                  $2,472,919
Furniture and fixtures               535,219                     533,444
Leasehold improvements               178,984                     173,849
Automobiles                           34,839                      34,839
                                -------------------       ---------------------
                                   3,262,024                   3,215,051

Less accumulated depreciation and
  amortization                    (2,612,569)                (2,285,948)
                                -------------------       ---------------------
                                    $649,455                   $929,103
                                ===================       =====================

4. LINE OF CREDIT AGREEMENT:

The Company has available an unsecured $5,000,000 line of credit with a bank, which expires on April 30, 1998. Borrowings against this line bear interest at the prime rate, as defined. The Company did not have any amounts outstanding to the bank at October 31, 1997 or 1996.

5. LONG-TERM DEBT:

Long-term debt consists of a note payable relating to the acquisition of certain assets of an advertising agency in February 1992. The note, by its terms, was payable in two equal installments of $125,000 in February 1993 and 1994, respectively. The Company believes that due to certain misrepresentations by the seller in connection with the business of this agency, a significant adjustment in the purchase price is required. Accordingly, the Company has forgone payment of the note payable until a fair settlement is agreed. The entire note payable balance is included in long-term debt. Cost in excess of net assets acquired relating to this acquisition has been amortized to an amount equal to the balance of the note payable. Any adjustment to the purchase price would result in a reduction to long-term debt and cost in excess of net assets acquired.


6. INCOME TAXES:

The provision (benefit) for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                                           October 31,               October 31,                  October 31,
                                                             1997                      1996                        1995
CURRENT:
   Federal                                                $(52,000)                  $19,121                       $50,863
   State                                                      -                       (5,906)                       65,503
                                                     ------------------         ----------------               ---------------
                                                           (52,000)                   13,215                       116,366
                                                     ------------------         ----------------               ---------------
DEFERRED:
   Accelerated depreciation                                   -                      (13,255)                      (10,538)
   Allowance for bad debts                                    -                       (1,301)                      (15,579)
   Goodwill amortization                                      -                      (10,177)                      (11,230)
   Vacation accrual                                           -                       30,651                       (34,263)
   Various accrued liabilities and other                      -                       27,181                       (20,973)
   Federal NOL carryback                                    52,000                     -                               -
   State NOL carryforward                                     -                        -                           (31,111)
                                                     --------------------     --------------------     ---------------------
                                                            52,000                    33,099                      (123,694)
                                                     --------------------     --------------------     ---------------------
TOTAL:                                                 $       -                     $46,314                       $(7,328)
                                                     ====================     ====================     =====================

Since the Company recorded a loss for both financial reporting and income tax purposes during the year ended October 31, 1997, no provision for income taxes was recorded.

As a result of losses from operations, the Company has available a Federal net operating loss carryforward of approximately $159,000 which expires in 2012, a New York State net operating loss carryforward of approximately $195,000 which expires in 2012, and a Florida state net operating loss carryforward of approximately $1,163,000 which expires in years 2009 through 2012.


The components of the Company's net deferred tax assets are as follows:
                                                                       October                 October
                                                                         31,                     31,
                                                                        1997                    1996
                                                                        ----                    ----
Deferred tax liability:
  Depreciation and amortization                                       $(40,000)               $(41,000)
  Other                                                                (43,000)                (45,000)
                                                                 -------------------    -------------------
    Total deferred tax liability                                       (83,000)                (86,000)
                                                                 -------------------    -------------------
Deferred tax assets:
  Federal operating loss carryforwards                                  54,000                    -
  State operating loss carryforwards                                    78,000                  51,000
  Accounts receivable reserves                                         356,000                 166,000
  Amortization of excess of purchase price
     over net assets acquired                                           93,000                  54,000
  Other                                                                 46,000                  61,000
                                                                 -------------------    -------------------
     Total deferred tax assets                                         627,000                 332,000
                                                                 -------------------     -------------------
Valuation allowance for deferred tax assets                           (350,000)                  -
                                                                 -------------------     -------------------
Net deferred tax assets                                               $194,000                $246,000
                                                                 ===================     ===================

The Company did not have a valuation allowance for deferred tax assets at October 31, 1995.


The following table reconciles the Federal statutory rate to the Company's effective rate:

                                                           October                 October                 October
                                                           31, 1997                31, 1996                31, 1995
(Benefit)provision for Federal income
   taxes at the statutory rate                             (34.0)%                   22.0%                 (31.3)%
State income taxes, net of Federal
   income tax benefit                                       (3.8)                     2.0                    2.3
Non-deductible expenses                                       .9                     16.3                   12.8
Other                                                         -                       5.9                   12.8
Valuation allowance on deferred tax assets                  36.9                       -                       -
                                                     --------------------    --------------------    -----------------
                                                              -                      46.2%                  (3.4)%
                                                     ====================    ====================    =================

Income taxes paid during the years ended October 31, 1997, 1996 and 1995 were approximately $43,000, $77,000 and $143,000, respectively.

7. SAVINGS PLAN:

The Company maintains a 401(k) Savings Plan ("Savings Plan") that covers all employees with one or more years of service. The Company matches employee contributions utilizing a percentage determined at the discretion of management. Such percentage was 15% of employee contributions for the years ended October 31, 1997, 1996 and 1995. The Company's matching contribution to the Savings Plan was approximately $22,000, $23,000 and $32,000, for the years ended October 31, 1997, 1996 and 1995, respectively.

8. SIGNIFICANT CUSTOMERS:

For the year ended October 31, 1997, business from two customers represented 13% and 12% of the Company's revenues. In addition, the Company's five largest clients represented 49% of revenues for that period. For the years ended October 31, 1996 and 1995, business from a company which is no longer a customer represented 15% of revenues.

 9.  STOCK OPTION PLAN:

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations in accounting for its stock options, because, as discussed below, the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee and director stock options.

In December 1988, the Board of Directors approved the adoption of the 1988 Stock Option Plan (the "Plan"). The Plan was amended in 1990 to increase the number of common shares reserved for issuance to key employees, including officers and directors who are also employees, from 60,000 to 90,000 shares. All options are granted at no less than 100% of the fair market value on the date of grant.

As a result of the reverse one-for-ten stock split on July 29, 1997, all unexercised stock options issued prior to August 5, 1997 were canceled. On August 5, 1997, new options were issued at an exercise price of $2.25, the fair market value of the underlying common stock on that date.

Options granted expire ranging from two to six years from the date of grant, and are exercisable in full one year from date of grant. Options that are unexercised are canceled immediately if the holder ceases to be an employee of the Company.

The following table summarizes stock option activity:

                                                                   Shares              Weighted-Average
                                                                   Under Option        Exercise Price

BALANCE, October 31, 1994 at exercise prices from $4.69 to $5.00    81,500              $ 4.89
         Options granted at exercise price of $4.40 to $5.30         2,250                4.95
         Options canceled at exercise price of $5.00               (19,350)               5.00
                                                                   ----------            ------
BALANCE, October 31, 1995 at exercise prices from $4.40 to $5.30    64,400                4.86
         Options granted at exercise price of $4.70                  4,900                4.70
         Options canceled at exercise prices of $4.70 to $5.30     (16,400)               5.01
                                                                   ----------            ------
BALANCE, October 31, 1996 at exercise prices of $4.40 to $5.30      52,900                4.80
         Options canceled at exercise prices of $2.25 to $5.30     (55,950)               4.65
         Options granted at exercise price of $2.25                 79,900                2.25
                                                                   -----------           ------
BALANCE, October 31, 1997 at exercise price of $2.25                76,850               $2.25
                                                                   ===========          ========


The weighted-average fair value of options granted during the years ended October 31, 1997 and 1996 was $1.21 and $.83, respectively. As of October 31, 1997, none of the options were exercisable and outstanding options had a remaining weighted-average contractual life of 5.36 years. In addition, the Company has 13,150 options available for future grant and has reserved 90,000 shares of common stock for issuance of all outstanding options.

STATEMENT 123

Pro forma information regarding net (loss)income and (loss)earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to November 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 1997 and 1996, respectively: risk-free interest rate of 6.10% and 5.94%, volatility factor of the expected market price of the Company's common stock of .58 (both years), a weighted-average expected life of the option of 4.7 years and 3.2 years, and no dividend yields.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      Year Ended
                                           October 31, 1997    October 31, 1996

  Pro forma net (loss) income..........     $ (1,132,000)          $ 48,000
  Pro forma (loss) earnings per share..     $      (1.52)          $    .06

Because Statement 123 is applicable to options granted subsequent to November 1, 1995, its pro forma effect will not be fully reflected until the year ending October 31, 1998.

10. COMMITMENTS AND CONTINGENCIES:

LEASES

At October 31, 1997, the Company was committed under operating leases, principally for office space, through fiscal 2000.

Rent expense was approximately $666,000, $843,000 and $842,000, for the years ended October 31, 1997, 1996 and 1995, respectively. Future minimum rents under the remaining terms of existing operating leases are as follows:

                             FISCAL
                              1998                       $499,000
                              1999                       $212,000
                              2000                       $ 18,000

EMPLOYMENT AGREEMENTS

Effective January 1, 1998, the Company renewed employment agreements with its two executive officers. One of the agreements provides for annual compensation of $275,000 and incentive compensation of an amount equivalent to 10% of income before provision for income taxes and expires on December 31, 2000. The other agreement provides for annual compensation of $225,000 and incentive compensation of an amount equal to 2% of income before provision for income taxes and expires on December 31, 1999.

LITIGATION

A former client of the Company has filed a civil claim against the Company and Gothard. The former client is seeking, among other remedies, to be relieved of its obligation to pay outstanding bills due and owing the Company and to collect damages. The Company and Gothard have filed a counterclaim against the former client seeking payment of amounts due for advertising and public relations services and expenses. Management believes that it will be successful in obtaining a judgment against the former client, and that the former clients' claims are untrue and without merit. However, there can be no assurance that even if the Company and Gothard obtain a judgment against the former client that such judgment would be collectible. Accordingly, management has recorded a provision to reserve against this claim in it entirety. In management's opinion, any unfavorable outcome associated with this matter would not have a material adverse effect on the Company's consolidated financial statements.

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

                                                               Page
                                                               Number

        Report of Independent Public Accountants on Schedule    S-2
        Schedule II - Valuation and Qualifying Accounts         S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of Greenstone Roberts
Advertising, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at October 31, 1996 of Greenstone Roberts Advertising, Inc. and subsidiary and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1996 included in this filing and have issued our report thereon dated January 9, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule, as it relates to the years ended October 31, 1996 and 1995 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            /s/ Arthur Andersen LLP


New York, New York
January 9, 1997

                                   SCHEDULE II
               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                             Balance at           Charged to
Description                                  beginning            costs and        Recovery/      Balance at
Fiscal year ended                            of year              expenses         Deductions     end of year

Allowance for bad debts:
------------------------
October 31, 1997                             $380,994             $857,868         $352,217      $886,645
October 31, 1996                             $377,723             $  1,419         $ (1,852)     $380,994
October 31, 1995                             $327,865             $ 51,907         $  2,049      $377,723

Valuation allowance for deferred tax assets:
--------------------------------------------
October 31, 1997                                -                $350,000               -        $350,000
October 31, 1996                                -                    -                  -           -
October 31, 1995                                -                    -                  -           -

This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.