Form 10-Q
period 1998-01-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1998-03-12
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: JANUARY 31, 1998         Commission File #000-17468


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


                  Common Stock, $.01 par value: 743,277 shares
                               as of March 4, 1998

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                      Number

                         PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
              January 31, 1998 and October 31, 1997                     3

              Condensed Consolidated Statements of Operations
              for the three months ended January 31, 1998 and 1997      4

              Condensed Consolidated Statements of Shareholders'
              Equity for the three months ended January 31, 1998        5

              Condensed Consolidated Statements of Cash Flows for
              the three months ended January 31, 1998 and 1997          6

              Notes to Condensed Consolidated Financial Statements      7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                           9


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             January 31,      October 31,
                                                                               1998             1997
                                                                               ----             -----
ASSETS
   Current Assets
      Cash and cash equivalents                                                $2,167,091       $2,989,370
      Accounts receivable, net of allowance for bad debts of
        $892,138 in 1998 and $886,645 in 1997                                   4,376,668        4,280,534
      Billable production orders in process, at cost                              258,074          495,712
      Deferred income tax benefit                                                 128,918          128,918
      Recoverable income taxes                                                     52,000           52,000
      Receivable from investee company                                             92,000           60,000
      Other current assets                                                         60,005           69,610
                                                                               ------------    -------------
TOTAL CURRENT ASSETS                                                            7,134,756        8,076,144

      Furniture, equipment and leasehold improvements,
        at cost, less accumulated depreciation and amortization
        of $2,684,498 in 1998 and $2,612,569 in 1997                              581,160          649,455
      Investment in investee company, net of accumulated
        amortization of $33,237 in 1998 and $27,612 in 1997                        30,272           66,258
      Deferred income tax benefit                                                  65,202           65,202
      Cost in excess of net assets acquired and other assets, net of
        accumulated amortization of $340,661 in 1998 and $337,661 in 1997         306,305          308,731
                                                                               -------------    --------------
TOTAL ASSETS                                                                   $8,117,695       $9,165,790
                                                                               =============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                                                        $4,575,109       $5,570,804
       Accrued liabilities                                                        145,175          247,010
                                                                               --------------   ---------------
   TOTAL CURRENT LIABILITIES                                                    4,720,284        5,817,814

    Long term debt                                                                250,000          250,000

    Commitments and contingencies

SHAREHOLDERS' EQUITY

       Preferred stock, $1.00 par value, 1,000,000 shares
         authorized, no shares issued or outstanding                                 -               -
       Common stock, $.10 par value, 3,000,000 shares
         authorized, 1,060,000 shares issued and outstanding                      106,000          106,000
       Additional paid-in capital                                               3,600,692        3,600,692
       Retained earnings                                                          808,327          758,892
       Less: Treasury stock at cost, 316,723 shares held at cost               (1,367,608)      (1,367,608)
                                                                               ------------    -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                   3,147,411        3,097,976
                                                                               ------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $8,117,695       $9,165,790
                                                                               =============  ==================

                                         See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THREE MONTHS ENDED JANUARY 31,
                                                            1998                     1997
                                                            ----                     ----
COMMISSIONS AND FEES                                     $1,743,413              $1,663,235

EXPENSES:
   Salaries and employee related expenses                 1,177,756               1,375,502
   Office and general expenses                              504,397                 620,245
                                                         --------------        --------------
                                                          1,682,153               1,995,747
                                                         --------------        --------------

    Income(loss) from operations                             61,260               (332,512)
    Interest income                                          24,161                  23,919
    Equity in operations of investee company                (35,986)                  -
                                                         ----------------      ---------------

INCOME(LOSS) BEFORE INCOME TAXES                             49,435                (308,593)

Provision for income taxes                                     -                    163,554
                                                         ----------------      ----------------
NET INCOME(LOSS)                                            $49,435               $(145,039)
                                                         ================      ================
EARNINGS(LOSS) PER COMMON SHARE, BASIC AND DILUTED            $0.07                  $(0.19)
                                                         ================      ================
SHARES USED IN COMPUTING
EARNINGS(LOSS) PER COMMON SHARE, BASIC                      743,277                 747,442
                                                         =================     ================
Shares used in computing earnings
  (loss) per common share, diluted                          753,365                 747,442
                                                         =================     ================

                                          See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998

                          COMMON STOCK                                                  TREASURY STOCK
                                                  Additional
                                                  Paid-in         Retained
                          Shares        Amount    Capital         Earnings    Shares      Amount          Total

Balance, Oct. 31, 1997    1,060,000     $106,000  $3,600,692      $758,892    316,723    $(1,367,608)   $3,097,976

Net Income                  -             -           -             49,435       -            -             49,435
                        ------------   ---------- ------------   -----------  ----------  ------------ -------------
BALANCE, JAN. 31, 1998    1,060,000     $106,000  $3,600,692      $808,327    316,723    $(1,367,608)   $3,147,411


                                         See accompanying notes.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THREE MONTHS ENDED JANUARY  31,
                                                                        1998                  1997
                                                                        -----                 -----
OPERATING ACTIVITIES:
Net income(loss)                                                      $ 49,435            $(145,039)

Adjustments to reconcile net income(loss) to net cash (used in)
provided by operating activities:
   Depreciation and amortization                                        74,929              110,104
   Equity in operations of investee company                             35,986               12,837
   Provision for bad debts                                               5,493                1,830
   Deferred income tax benefit                                             -               (163,554)
Changes in operating assets and liabilities:
   Accounts receivable                                                (101,627)           3,142,654
   Billable production orders in process, at cost                      237,638              199,640
   Recoverable income taxes and other current assets                     9,605               31,617
   Other assets                                                           (575)              29,856
   Accounts payable                                                   (995,695)          (1,761,716)
   Accrued liabilities                                                (101,834)             (21,554)
                                                                  --------------      ------------------

Net cash (used in) provided by operating activities                   (786,645)           1,436,675
                                                                  --------------      ------------------

INVESTING ACTIVITIES:

 Purchase of furniture, equipment and leasehold improvements            (3,634)             (17,212)
 Maturity of short term investments, net                                   -                  2,422
 Advances to investee company, net                                     (32,000)             (60,000)
                                                                  --------------      ------------------
 Net cash (used in) provided by investing activities                   (35,634)             (74,790)
                                                                  --------------      ------------------
 Net (decrease) increase in cash and cash equivalents                 (822,279)           1,361,885

 Cash and cash equivalents at beginning of period                    2,989,370            2,553,730
                                                                  --------------      ------------------
 Cash and cash equivalents at end of period                         $2,167,091           $3,915,615
                                                                  ==============      ==================


                                         See accompanying notes.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

       2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three month periods ended January 31, 1998 and 1997.

       3. Results of operations for interim periods are not necessarily indicative of annual results.

       4. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

       5. On February 17, 1998, the Company and Gothard received a summary judgment of approximately $941,000 as it relates to a counter claim with a former client. However, there can be no assurance that such judgment is collectible. Accordingly, management has not recorded a reduction in the provision to reserve against such claim. In addition, the former client's claim against the Company and Gothard was denied.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED JANUARY 31, 1998 AS COMPARED TO THE FIRST QUARTER ENDED JANUARY 31, 1997.

Commissions and fees increased $80,178 or 5% from $1,663,235 for the quarter ended January 31, 1997 to $1,743,413 for the quarter ended January 31, 1998. The increase is primarily from new client activity partially offset by lost clients.

Salaries and employee related costs decreased 14% from $1,375,502 for the quarter ended January 31, 1997 to $1,177,756 for the quarter ended January 31, 1998. The decrease is the result of a reduction in staffing. Salaries and employee related costs as a percent of revenues decreased from 83% for the quarter ended January 31, 1997 to 68% for the quarter ended January 31, 1998.

Office and general expenses decreased $115,848 or 19% as management continues its efforts to control costs in various operating areas.

Income before provision for income taxes increased $358,028 from a loss of $308,593 for the quarter ended January 31, 1997 compared to income of $49,435 for the quarter ended January 31, 1998. This increase is the result of increases in commissions and fees and management's efforts to reduce and control costs.

LIQUIDITY AND CAPITAL RESOURCES

The company's working capital was $2,414,000 at January 31, 1998, including cash and cash equivalents of $2,167,000, accounts receivable of $4,377,000 and billable production orders of $258,000 offset by accounts payable and accrued liabilities of $4,720,000.

Net cash used in operating activities for the three months ended January 31, 1998 was approximately $786,000. The principal factors contributing to the cash flow were decreases in accounts payable of $996,000, partially offset by decreases in billable production orders of $238,000.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unsecured $2,000,000 line of credit from a bank which expires on April 30, 1999. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements which would have a material adverse effect on its liquidity.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:

On February 17, 1998 a Form 8-K was filed to disclose that the Circuit Court of Pinellas County, Florida granted Greenstone Roberts and the Gothard Group (a/k/a Gothard/Greenstone Roberts), a summary judgment as it relates to the fraud and negligence claims brought by Proven Edge, Inc., a past client. The court has denied the motion summary judgment as it relates to Proven Edge's breach of contract claim.

The court granted partial summary judgment to Greenstone Roberts and The Gothard Group in their counterclaim in the amount of $941,333.12.

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on March 12, 1998.


                                   Greenstone Roberts Advertising, Inc.

                                   By: /s/ Ronald Greenstone
                                       Ronald Greenstone
                                       Chairman and CEO

                                   By: /s/ Nelson C. Hunter
                                       Nelson C. Hunter
                                       Senior Vice President
                                       Chief Financial Officer