Form 10-Q
period 1998-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1998-06-15
CIK 845048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: APRIL 30, 1998       Commission File #000-17468


                      GREENSTONE ROBERTS ADVERTISING, INC.
                            One Huntington Quadrangle
                            Melville, New York 11747
                               Tel. (516) 249-2121

  (Exact name of Registrant as certified in its charter, address of Principal
              Executive Offices and Registrant's telephone number)

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

                  Common Stock, $.01 par value: 743,277 shares
                               as of June 2, 1998

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED APRIL 30, 1998

                                TABLE OF CONTENTS


                                                                        Page
                                                                       Number

                         PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             April 30, 1998 and October 31, 1997                           3

             Condensed Consolidated Statements of Operations for
             the three and six months ended April 30, 1998 and 1997        4

             Condensed Consolidated Statements of Shareholders'
             Equity for the six months ended April 30, 1998                5

             Condensed Consolidated Statements of Cash Flows for the
             six months ended April 30, 1998 and 1997                      6

             Notes to Condensed Consolidated Financial Statements          7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8-9

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            10

Item 4.      Submission of Matters to a Vote of Security Holders       10-11

Item 6.      Exhibits and Reports on Form 8-K                             11

             Signatures                                                   11

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               April 30,          October 31
                                                                                 1998                1997
ASSETS                                                                         (Unaudited)
   Current Assets
      Cash and cash equivalents                                                $2,411,232         $2,989,370
      Accounts receivable, net of allowance for doubtful
         accounts of $844,815 in 1998 and $886,645 in 1997                      4,446,107          4,280,534
      Billable production orders in process, at cost                              248,361            495,712
      Deferred income tax benefit                                                 128,918            128,918
      Recoverable income taxes                                                     52,000             52,000
      Receivable  from investee company                                            92,000             60,000
      Other current assets                                                         60,231             69,610
                                                                            ---------------     ---------------
TOTAL CURRENT ASSETS                                                            7,438,849          8,076,144

      Furniture, equipment and leasehold  improvements,
         at cost, less accumulated depreciation and amortization
         of $2,750,696 in 1998 and $2,612,569 in 1997                             529,603            649,455
      Investment in investee company, net of accumulated
         amortization of $63,682 in 1998 and $27,612 in 1997                          -               66,258
      Deferred income tax benefit                                                  65,202             65,202
      Cost in excess of net assets acquired and other assets, net of
         accumulated amortization of $343,661 in 1998 and $337,661 in 1997        303,306            308,731
                                                                            ---------------     ----------------
TOTAL ASSETS                                                                   $8,336,960         $9,165,790
                                                                            ===============     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                                                        $4,938,659         $5,570,804
       Accrued liabilities                                                        117,444            247,010
                                                                            ---------------     ----------------
   TOTAL CURRENT LIABILITIES                                                    5,056,103          5,817,814
       Long-Term Debt                                                             250,000            250,000
       Commitments and contingencies

SHAREHOLDERS' EQUITY
        Preferred stock, $1.00 par value, 1,000,000 shares
           authorized, no shares issued or outstanding                               -                   -
        Common stock, $.10 par value, 3,000,000 shares
           authorized, 1,060,000 shares issued                                    106,000            106,000
       Additional paid-in capital                                               3,600,692          3,600,692
       Retained earnings                                                          691,773            758,892
       Less: Treasury stock, 316,723 shares held at cost                       (1,367,608)        (1,367,608)
                                                                            ---------------    -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                   3,030,857          3,097,976
                                                                            ---------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $8,336,960         $9,165,790
                                                                            ===============    =================

See accompanying notes.



               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THREE MONTHS ENDED APRIL 30,       FOR SIX MONTHS ENDED APRIL 30,
                                             1998                     1997          1998                     1997
                                             ----                     ----          ----                     -----

COMMISSIONS AND FEES                       $1,567,444              $1,984,699      $3,310,857             $3,647,934
                                          --------------           ------------   -------------          ---------------
EXPENSES:
   Salaries and employee related costs      1,079,555               1,258,225       2,257,311              2,633,727

   Office and general expenses                593,936                 708,595       1,098,333              1,328,840
                                          ---------------          ------------   --------------          -------------
                                            1,673,491               1,966,820       3,355,644              3,962,567

   (Loss)/income from operations             (106,047)                 17,879         (44,787)              (314,633)

    Interest income                            19,765                  17,632          43,926                 41,551

    Equity in operations of investee company  (30,272)                    -           (66,258)                    -
                                           ----------------        ------------   --------------         --------------

(LOSS)/INCOME BEFORE
     INCOME TAXES                            (116,554)                 35,511         (67,119)              (273,082)

Provision for income taxes                      -                     117,240            -                   (46,314)
                                           -----------------      -------------   --------------         ---------------
NET (LOSS)/INCOME                           $(116,554)               $(81,729)       $(67,119)             $(226,768)
                                           =================      =============   ===============        ================
(LOSS)/INCOME PER COMMON
     SHARE, BASIC AND DILUTED                  $(0.16)                 $(0.11)         $(0.09)                $(0.30)
                                           =================      =============   ===============        ================
SHARES USED IN COMPUTING
(LOSS)/EARNINGS PER COMMON SHARE              743,277                 746,413         743,277                746,936
                                           =================      =============   ===============        ================


                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998

                        COMMON STOCK                                                            TREASURY STOCK
                        -------------                                                           ---------------
                                                      Additional                         Number
                        Number of                     Paid-in             Retained       of
                        Shares            Amount      Capital             Earnings       Shares          Amount       Total
                        ---------         ------      -----------         ---------     ----------      --------      ------

BALANCE, OCT. 31, 1997   1,060,000      $106,000      $3,600,692          $758,892      316,723      $(1,367,608)    $3,097,976
Net loss                    -              -              -                (67,119)        -              -             (67,119)
                       -------------  -------------   ------------      ------------ ------------   --------------  --------------
BALANCE, APR. 30, 1998   1,060,000      $106,000      $3,600,692          $691,773      316,723      $(1,367,608)    $3,030,857


                                         See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE SIX MONTHS ENDED APRIL 30,
                                                                                1998                1997
                                                                                -----               -----
OPERATING ACTIVITIES:
Net (loss)/income                                                             $(67,119)           $(226,768)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                               144,127              216,345
   Equity in operations of investee company                                     66,258               42,407
   Provision for doubtful accounts                                              41,830             (120,728)
   Deferred income tax benefi                                                        0              (46,314)
Changes in operating assets and liabilities:
   Accounts receivable                                                        (207,403)           2,065,240
   Billable production orders in process, at cost                              247,351              325,979
   Recoverable income tax and other current assets                               9,379                2,686
   Other asset                                                                    (575)              (8,681)
   Accounts payable                                                           (632,145)          (2,795,088)
   Accrued liabilities                                                        (129,566)             (86,363)
                                                                           ----------------    ----------------
Net cash used in operating activities                                         (527,863)            (631,285)
                                                                           ----------------    -----------------
INVESTING ACTIVITIES:

 Purchase of furniture, equipment and leasehold improvements                   (18,275)             (34,945)
 Maturity/purchase of short-term investments                                      -                 302,422
 Advances to investee company, net                                             (32,000)               2,000
                                                                           ----------------     ----------------
 Net cash (used in)/provided by investing activities                           (50,275)             269,477
                                                                           ----------------     ----------------
FINANCING ACTIVITIES:

 Purchase of treasury stock                                                        -                 (5,839)

 Net cash (used in)/provided by financing activities                               -                 (5,839)
                                                                           ----------------     ----------------
 (Decrease)/increase in cash and cash equivalents                             (578,138)            (367,647)

 Cash and cash equivalents at beginning of period                            2,989,370            2,553,730
                                                                           ----------------     -----------------
 Cash and cash equivalents at end of period                                 $2,411,232           $2,186,083
                                                                           ================     =================


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

   2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the six month periods ended April 30, 1998 and 1997.

   3. Results of operations for interim periods are not necessarily indicative of annual results.

   4. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

   5. On February 17, 1998 the Company and Gothard received a summary judgment of approximately $941,000 as it relates to a counterclaim with a former client. However, there can be no assurance that such judgment is collectible. Accordingly, management has not recorded a reduction in the provision to reserve against such claim. In addition, the former client's claim against the Company and Gothard was denied.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED APRIL 30, 1998 AS COMPARED TO THE SECOND QUARTER ENDED APRIL 30, 1997.

       Commission and fees decreased $417,255 or 21% from $1,984,699 for the quarter ended April 30, 1997 to $1,567,444 for the quarter ended April 30, 1998. This is primarily attributed to decreased revenues from the Orlando office partially offset by new business and increased activity from existing clients in the Melville office.

       Salaries and employee related costs decreased 14% from $1,258,225 for the quarter ended April 30, 1997 to $1,079,555 for the quarter ended April 30, 1998. This decrease is the result of a reduction in staffing. Salaries and employee related costs as a percent of revenues increased from 63% for the quarter ended April 30, 1997 to 69% for the quarter ended April 30, 1998.

       Office and general expenses decreased $114,659 or 16% as management continues its efforts to control costs in various operating areas.

       Income before taxes decreased $152,065 from income of $35,511 for the quarter ended April 30, 1997 compared to a loss of $116,554 for the quarter ended April 30, 1998. This decrease is primarily attributed to decreased revenues from the Orlando office, partially offset by management's efforts to control costs as discussed above.

       RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1997.

       Commission and fees decreased $337,077 or 9% from $3,647,934 for the six months ended April 30, 1997 to $3,310,857 for the six months ended April 30, 1998. This decrease is attributed to the loss of several significant clients from the Orlando office, offset partially by new business and increased activity from the Melville office.

       Salaries and employee related costs decreased 14% from $2,633,727 for the six months ended April 30, 1997 to $2,257,311 for the six months ended April 30, 1998. Salaries and employee related costs as a percent of revenues decreased from 72% for the six months ended April 30, 1997 to 68% at April 30, 1998.

       Office and general expenses decreased 17%, mainly as a result of management's continuing efforts to control costs in various operating areas.

       Loss before taxes decreased $205,963 from a loss of $273,082 for the six months ended April 30, 1997, to a loss of $67,119 for the six months ended April 30, 1998. This is primarily attributed to decreased Orlando revenues offset by increased Melville revenues and management's continuing efforts to reduce and control costs.

       LIQUIDITY AND CAPITAL RESOURCES

       The company's working capital was $2,383,000 at April 30, 1998, including cash and cash equivalents of $2,411,000, accounts receivable of $4,446,000 and billable production orders of $248,000 offset by accounts payable and accrued liabilities of $5,056,000.

       Net cash used in operating activities for the six months ended April 30, 1998 was approximately $528,000. The principal factors contributing to the cash flow were decreases in accounts payable of $632,000, partially offset by decreases in billable production orders of $247,000 and increases in accounts receivable of $207,000.

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

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


       Item 1 - Legal Proceedings

       On February 17, 1998 the Circuit Court of Pinellas County, Florida granted Greenstone Roberts and The Gothard Group (a/k/a Gothard/Greenstone Roberts), a summary judgement as it relates to the fraud and negligence claims brought by Proven Edge, Inc., a past client. The court has denied the motion for summary judgement as it relates to Proven Edge's breach of contract claim.

       The court granted partial summary judgement to Greenstone Roberts and The Gothard Group in their counterclaim in the amount of $941,333.12.

       Item 4 - Submission of Matters to a Vote of Security-Holders:

       On April 8, 1998 the Registrant held its annual meeting and recorded the voting results of its shareholders for the election of the following items:

       -Election of Directors
       -Amendment of the Company's stock option plan to provide for the issuance of stock options to non-employee members of the Board of Directors. -Extension of the Company's stock option plan for an additional ten years.
       -Appointment of Ernst & Young LLP as auditors for 1998.
       -Appointment of Directors

       APPOINTMENT OF DIRECTORS    VOTES FOR  VOTES AGAINST  ABSTENTIONS UNVOTED

       Ronald M. Greenstone        574,705      19,175           -        -
       Richard Projain             574,495      19,385           -        -
       Monsignor Thomas J. Hartman 580,205      13,675           -        -
       Victor F. Trizzino          578,245      15,635           -        -

       The directors whose term of office as a director continued after the meeting are: Gary C. Roberts, Anthony V. Curto and Martin S. Sussman.

       AMENDMENT OF THE COMPANY'S STOCK OPTION PLAN TO PROVIDE FOR THE ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEE MEMBERS OF THE BOARD OF DIRECTORS:

                       VOTES FOR        VOTES AGAINST   ABSTENTIONS    UNVOTED

                       461,880            32,676          2,583         96,741

       EXTENTION OF THE COMPANY'S STOCK OPTION PLAN FOR AN ADDITIONAL TEN YEARS:

                        VOTES FOR       VOTES AGAINST   ABSTENTIONS    UNVOTED

                        465,395           30,303         2,591          95,591

       APPOINTMENT OF INDEPENDENT AUDITORS:

                        VOTES FOR       VOTES AGAINST   ABSTENTIONS    UNVOTED
                        589,730           3,245          905              -

       Item 6 - Exhibits and Reports on Form 8-K:

                Exhibits:

                Exhibit 27 - Financial Data Schedule

                Reports on Form 8-K:

                None.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 15, 1998.


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