Form 10-Q
period 1998-07-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1998-09-14
CIK 845048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JULY 31, 1998    Commission File #000-17468


                      GREENSTONE ROBERTS ADVERTISING, INC.
                              401 Broadhollow Road
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

                  Common Stock, $.01 par value: 743,277 shares
                             as of September 2, 1998

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED JULY 31, 1998

                                TABLE OF CONTENTS


                                                                 Page
                                                                Number

                         PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             July 31, 1998 and October 31, 1997                      3

             Condensed Consolidated Statements of
             Operations for the three and nine months ended
             July 31, 1998 and 1997                                  4

             Condensed Consolidated Statements of
             Shareholders' Equity for the nine months ended
             July 31, 1998                                           5

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended July 31, 1998 and 1997        6

             Notes to Condensed Consolidated Financial Statements    7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations          8-9

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                       10

             Signatures                                             10

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     July 31,          October 31,
                                                                      1998                 1997
ASSETS
   Current Assets
    Cash and cash equivalents                                       $2,619,512                $2,989,370
    Accounts receivable, net of allowance for doubtful
      accounts of $833,654 in 1998 and $886,645 in 1997              3,452,510                 4,280,534
    Billable production orders in process, at cost                     349,785                   495,712
    Deferred income tax benefit                                        128,918                   128,918
    Recoverable income taxes                                            52,000                    52,000
    Receivable from investee company                                    96,727                    60,000
    Other current assets                                               100,157                    69,610
                                                                  --------------            ---------------
TOTAL CURRENT ASSETS                                                 6,799,609                 8,076,144

    Furniture, equipment and leasehold improvements,
      at cost, less accumulated depreciation and amortization
      of $2,883,267 in 1998 and $2,612,569 in 1997                     837,795                   649,455
    Investment in investee company, net of accumulated
      amortization of $63,682 in 1998 and $27,612 in 1997                 -                       66,258
    Deferred income tax benefit                                         65,202                    65,202
    Cost in excess of net assets acquired and other assets,
      net of accumulated amortization of                               300,306                   308,731
      $346,661 in 1998 and $337,661 in 1997                     ----------------           ---------------
TOTAL ASSETS                                                        $8,002,912                $9,165,790
                                                                ================           ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                                 $5,221,076                $5,570,804
   Accrued liabilities                                                 102,984                   247,010
                                                                ----------------           ---------------
 TOTAL CURRENT LIABILITIES                                           5,324,060                 5,817,814

   Long-Term Debt                                                      250,000                   250,000
   Commitments and contingencies

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                         -                          -
   Common stock, $.10 par value, 3,000,000 shares
     authorized, 1,060,000 shares issued                               106,000                   106,000
   Additional paid-in capital                                        3,600,692                 3,600,692
   Retained earnings                                                    89,768                   758,892
   Less: Treasury stock, 316,723 shares held at cost                (1,367,608)               (1,367,608)
                                                                ----------------          -----------------
 TOTAL SHAREHOLDERS' EQUITY                                          2,428,852                 3,097,976
                                                                ----------------          -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $8,002,912                $9,165,790
                                                                ================          =================

See accompanying notes.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For three months ended July 31,       For nine months ended July 31,
                                                 1998                     1997         1998                     1997
                                                 ----                     ----         ----                    -----

COMMISSIONS AND FEES                          $1,001,056              $1,622,303    $4,311,913              $5,270,237
                                            --------------          ------------   ------------          --------------

EXPENSES:
   Salaries and employee related costs           966,328               1,192,078     3,223,640               3,825,806

   Office and general expenses                   658,636                 619,165     1,756,968               1,960,842
                                            ---------------       --------------   -------------         ---------------

   Total Expenses                              1,624,964               1,811,243     4,980,608               5,786,648
                                            ---------------       --------------   -------------         ---------------

   Loss from operations                         (623,908)               (188,940)     (668,695)               (516,411)

   Interest income/(expense)                      21,902                  (2,356)       65,829                  39,195

   Equity in operations of investee company         -                         -        (66,258)                   -
                                            ---------------       --------------   --------------        ---------------
LOSS BEFORE INCOME TAXES                        (602,006)               (191,296)     (669,124)               (477,216)

Provision for income taxes                         -                      (5,000)        -                     (51,314)
                                            ----------------      --------------   ---------------       ----------------

NET LOSS                                        $(602,006)             $(186,296)    $(669,124)              $(425,902)
                                            ================      ==============   ================      ================

LOSS PER COMMON
 SHARE, BASIC AND DILUTED                          $(0.81)                $(0.25)        $(0.90)                $(0.57)
                                            ================      ==============   ================      =================

SHARES USED IN COMPUTING LOSS
  PER COMMON SHARE, BASIC AND DILUTED             743,277                745,317        743,277                746,391
                                            =================     ==============   =================    ===================


                                         See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 FOR THE NINE MONTHS ENDED JULY 31, 1998

                                           Common Stock                                         Treasury Stock
                                                               Additional                      Number
                            Number of                           Paid-in      Retained         of
                            Shares         Amount              Capital       Earnings        Shares        Amount          Total
                            ------         ------             --------      --------        --------       ------         -------

Balance, Oct. 31, 1997    1,060,000       $106,000            $3,600,692     $758,892        316,723      $(1,367,608)   $3,097,976

Net loss                     -               -                    -          (669,124)         -              -            (669,124)
                        -------------   ------------        -------------   -----------    -----------  --------------  ------------

Balance, Jul. 31, 1998    1,060,000        $106,000           $3,600,692      $89,768        316,723      $(1,367,608)   $2,428,852
                         =============   ===========         =============  ============    ===========  =============  ===========

                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the nine Months ended July 31,
                                                                              1998                           1997
                                                                             -----                           -----
OPERATING ACTIVITIES:
Net loss                                                                  $(669,124)                      $(425,902)

Adjustments to reconcile net loss to et cash (used in)/provided by operating activities:
   Depreciation and amortization                                            279,698                         315,984
   Equity in operations of investee company                                  66,258                          78,193
   Provision for doubtful accounts                                          (52,991)                       (120,728)
   Deferred income tax benefit                                                 -                            (51,314)
Changes in operating assets and liabilities:
   Accounts receivable                                                      881,015                       2,710,829
   Billable production orders in process, at cost                           145,927                         454,255
   Recoverable income tax and other current assets                          (30,547)                         (1,955)
   Other assets                                                                (575)                         (7,030)
   Accounts payable                                                        (349,728)                     (3,092,057)
   Accrued liabilities                                                     (144,026)                       (122,038)
                                                                      -----------------              ------------------
Net cash (used in)/provided by operating activities                         125,907                        (261,763)
                                                                      -----------------              ------------------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold improvements                (459,038)                        (46,972)
Maturity/purchase of short-term investments                                    -                            302,422
Advances to investee company, net                                           (36,727)                        (15,000)
                                                                       ----------------              -------------------

Net cash (used in)/provided by investing activities                        (495,765)                         240,450
                                                                       ----------------              -------------------

FINANCING ACTIVITIES:

Purchase of treasury stock                                                     -                             (8,990)

Net cash used in financing activities                                          -                             (8,990)
                                                                       ----------------              -------------------

Decrease in cash and cash equivalents                                      (369,858)                        (30,303)

Cash and cash equivalents at beginning of period                          2,989,370                       2,553,730
                                                                       ----------------              -------------------

Cash and cash equivalents at end of period                               $2,619,512                      $2,523,427
                                                                        ===============              ===================

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

     2 These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three and nine month periods ended July 31, 1998 and 1997.

     3 Results of operations for interim periods are not necessarily indicative of annual results.

     4 The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

     5 On July 5, 1998 the Company and Gothard Group (a/k/a Gothard/Greenstone
       Roberts) received a final judgement of approximately $1,000,000 from Proven Edge Inc., a past client. However, there can be no assurance that such judgment is collectible. Accordingly, management has not recorded a reduction in the provision to reserve against such claim. In addition, the former client's claim against the Company and Gothard was denied.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED JULY 31, 1998 AS COMPARED TO THE THIRD QUARTER ENDED JULY 31, 1997.

Commissions and fees decreased $621,247 or 38% from $1,622,303 for the quarter ended July 31, 1997 to $1,001,056 for the quarter ended July 31, 1998. This is attributed to a decrease in commissions and fees from the closing of the Orlando office partially offset by new business and increased activity from existing clients in the Melville office.

Salaries and employee related costs decreased 19% from $1,192,078 for the quarter ended July 31, 1997 to $966,328 for the quarter ended July 31, 1998. This decrease is the result of a reduction in staffing throughout the year and closing of the Orlando office on July 15, 1998. Salaries and employee related costs as a percent of revenues increased from 73% for the quarter ended July 31, 1997 to 96% for the quarter ended July 31, 1998.

Office and general expenses increased $39,471 or 6% attributed to costs incurred in connection with the closing of the Orlando office.

Due to the reasons listed above, loss before taxes increased $410,710 from a loss of $191,296 for the quarter ended July 31, 1997 compared to a loss of $602,006 for the quarter ended July 31, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1998 AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1997.

Commissions and fees decreased $958,324 or 18% from $5,270,237 for the nine months ended July 31, 1997 to $4,311,913 for the nine months ended July 31, 1998. This is attributed to a decrease in commissions and fees from the closing of the Orlando office, offset partially by new business and increased activity from the Melville office.

Salaries and employee related costs decreased 16% from $3,825,806 for the nine months ended July 31, 1997 to $3,223,640 for the nine months ended July 31, 1998. Salaries and employee related costs as a percent of revenues increased from 73% for the nine months ended July 31, 1997 to 75% at July 31, 1998 due to the decrease in commissions and fees from the Orlando office.

Office and general expenses decreased 10%, mainly as a result of management's continuing efforts to control costs in various operating areas.

Due to the reasons listed above, loss before taxes increased $191,908 from a loss of $477,216 for the nine months ended July 31, 1997, to a loss of $669,124 for the nine months ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,476,000 at July 31, 1998, including cash and cash equivalents of $2,620,000, accounts receivable of $3,453,000 and billable production orders of $350,000 offset by accounts payable and accrued liabilities of $5,324,000.

Net cash provided by operating activities for the nine months ended July 31, 1998 was approximately $126,000. The principal factors contributing to the cash flow were the net loss in the period, decreases in accounts payable and accrued liabilities of $494,000, offset by decreases in billable production orders of $146,000 and decreases in accounts receivable of $881,000.

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

              GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K:

          Exhibits:

          Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K:

          On July 7, 1998, a Form 8-K was filed to disclose that the Circuit Court of Pinellas County, Florida had granted Greenstone Roberts and The Gothard Group (a/k/a Gothard/Greenstone Roberts) a final judgment of $1,000,000 from Proven Edge Inc., a past client.

          On July 27, 1998, a Form 8-K was filed to disclose that Greenstone Roberts Advertising, Inc. (the "Company") was advised by letter dated July 20, 1998 by the NASDAQ Stock Market, Inc. that the Company's Common Stock would be delisted from the NASDAQ SmallCap market effective with the close of business on July 28, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on September 14, 1998.


                                   Greenstone Roberts Advertising, Inc.


                                   By: /s/ Ronald Greenstone
                                      --------------------------------------
                                        Ronald Greenstone
                                        Chairman and Chief Executive Officer

                                   By: /s/ Jeannie Huie
                                      --------------------------------------
                                        Jeannie Huie
                                        Chief Accounting Officer