Form 10-K
period 1998-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1999-02-11
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

             For the transition period from___________to___________
                        Commission file number: 000-17468
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

401 BROADHOLLOW ROAD
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

                         $341,568 AS OF JANUARY 5, 1999

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

                 COMMON STOCK, $0.01 PAR VALUE -- 743,277 SHARES
                             (AS OF JANUARY 5, 1999)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders will be incorporated into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

The Company was incorporated under the laws of the State of New York on February 25, 1972 under the name Greenstone Ad Agency, Inc. and subsequently changed its name to Greenstone & Rabasca Advertising, Inc. On December 16, 1988, the Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized to 30,000,000, par value $.01 per share, and to change its name to Greenstone Rabasca Roberts, Inc. Its stock was first sold to the public on February 13, 1989. At their annual meeting on April 5, 1991, the Company's shareholders approved the Company's name change to Greenstone Roberts Advertising, Inc. On July 29, 1997 the Company filed an amendment to its Certificate of Incorporation with the New York Secretary of State as a result of a reverse one-for-ten stock split.

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

The Company maintains its operations in Long Island, New York. On July 15, 1998 the Company closed its Florida operation, due primarily to the loss of several significant customers of the Florida office. The Company does not believe that the closing of the Florida office will have an adverse effect on its financial condition and results of operations. In addition, as of October 31, 1998, the Company has fully amortized its 49% equity interest in The Gothard Group ("Gothard") a Miami-based public relations agency. In July 1998, the Company filed a lawsuit against Gothard seeking among other things, damages under a certain management agreement and repayment of certain loans made by the Company to Gothard. In December 1998, Gothard filed for Chapter 7 protection and all assets were placed in trust. During 1998, the Company advanced Gothard approximately $126,000, and as of October 31, 1998 was owed $186,000 for advances of monies and $126,000 in accounts receivable. In connection with Gothard filing for Chapter 7, the Company, in the fourth quarter, fully reserved approximately $126,000 of accounts receivable and the $186,000 of advances due from Gothard. Also for the year ended October 31, 1998, the Company has recorded an equity loss of $66,258 representing its proportionate share of Gothard's losses up to the Company's remaining investment in Gothard. No additional loss of Gothard will be recognized as the Company has no plans to support the operations of Gothard. Any monies recovered by the Company from Gothard will be recorded as Other Income.

The Company believes, based on management's knowledge of and experience in the market, that it is one of the largest advertising agencies on Long Island, New York in terms of commissions and fee revenues. The Company's success in these areas is based on its established reputation and expertise in representing clients in businesses such as vitamins, minerals and nutritional supplements, personal care and food products, computer hardware and software, financial services, telecommunication services, cleaning and safety products, healthcare and education. In the past fifteen years, the Company has received many of the advertising industry's most recognized awards including ANDY's, CLIO's and ONE SHOW's. Also in the past fifteen years, the Company has received in excess of one hundred "Best on Long Island" awards for its creativity in advertisements and collateral materials. The strategy of the Company is to concentrate on servicing medium and large accounts that are seeking the personalized service, attention and continuity of relationships with top management and creative personnel that the Company offers and that larger advertising firms based in major metropolitan areas are not always able to provide. The Company plans to continue to expand its business by focusing on such accounts and through possible acquisitions of other advertising agencies on Long Island, and in other east coast markets.

SOLICITATION OF NEW BUSINESS

The Company has been in business for 26 years and believes it is well known in the Long Island marketplace. The Company generally obtains new clients through referrals or by identifying prospects through market research in product and service industries in which the Company does not have a competing client. The Company solicits prospective clients through personal contacts and presentations by agency principals, backed by a team of creative and media personnel. The initial step in the selection process normally involves preparing a capability study demonstrating the Company's ability to service the prospective client. Following the submission of a capability study, advertisers generally seek presentations from a limited number of agencies. In soliciting new clients, the Company often incurs expenses prior to obtaining such clients, and there is no assurance that the Company will be able to obtain such clients or, if the clients are obtained, that such expenses will be reimbursed by the client. The Company considers the potential revenue from a new client when determining the appropriate level of expenses for such presentations. The period of time required by the Company to obtain a new client and generate revenues therefrom may range from weeks to several months.

REVENUES

The primary sources of the Company's revenues are commissions earned from advertising placed with the various media and service fees for creative time. The Company places advertising for its clients (the "Advertiser") only in the capacity of an agent and not as a principal. It is expressly understood that the Company is acting only as an agent of the Advertiser and that ultimate responsibility for the costs incurred rests solely with the Advertiser and not with the Company. Clients pay the Company the full media charge for these advertisements. The Company retains an agency commission, which is generally 15% of the gross media charges, and remits the remaining fee to the media. The billing and collection procedures established by the Company require that billings be collected from its clients in sufficient time for the Company to make the corresponding payment to the related media, usually within 30 to 60 days of invoice. Service fees for creative and typesetting time are established on a case-by-case basis. The Company also receives a service fee on its outside purchases of production materials (such as photography and printing) for clients, generally 20% over the cost of such purchases. In some cases, fees are generated in lieu of commissions on media and markup on outside purchases of production materials.

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

For the twelve months ended October 31, 1998, four of the Company's clients (Domino Sugar and Bic Corporation, Astoria Federal Savings and Fidelis Care, New
York), represented 19%, 16%, 13% and 12%, respectively, of the Company's revenues. In addition, its five largest clients represented 70% of revenues for that period and the Company depends upon a core of approximately 20 clients from which it obtains the bulk of its revenues. Effective December 1998, Bic Corporation notified the Company of its intention to change advertising agencies.

Advertising industry clients can terminate their relationship with the Company on relatively short notice, typically 60 to 90 days. The Company can terminate at any time personnel working directly on the accounts to reduce its overhead.

SUPPLIERS

The Company internally produces substantially all of the materials required for its clients. Services and materials such as photography, printing and film are generally purchased from outside vendors. The Company does not maintain any written contracts with its suppliers. Substantially all of such suppliers are located on Long Island.

SEASONALITY

Historically, first quarter revenues have been less than other quarters because of the timing of certain major clients' budgetary cycles.

GOVERNMENT REGULATION

Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") has also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, is seeking to establish more stringent standards with respect to advertising practices. The FTC has the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. The effect on the advertising business of future interpretations of existing statutes or regulations, or the effect of new legislation or regulatory activity cannot be predicted.

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

EMPLOYEES

As of October 31, 1998, the Company employed 38 people, all but two of which are employed on a full-time basis, including 11 in account management, 4 in media, 3 in production, 8 in creative services and 12 in general administration and finance.

The Company believes its future success will depend, in part, on its ability to recruit and retain highly skilled management and creative personnel. Professional personnel in the advertising industry normally do not enter into employment contracts and are free to move from one agency to another. There is substantial competition for qualified employees, although there is a large pool of such people in the New York Metropolitan area. The Company, because of the competitive nature of the advertising business, has required almost all personnel to execute employee restrictive covenant agreements, which provide generally that when such employee leaves the employ of the Company voluntarily, for a period of one year such employee is prohibited from soliciting and accepting business from the Company's clients and from trying to persuade any of the Company's other employees to sever their employment with the Company.

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

Competition in the advertising industry depends to a large extent on the client's perception of the quality of an agency's "creative product". As the Company has restructured its operations it has had to compete more frequently against larger advertising agencies. These larger agencies generally have substantially greater financial resources, personnel and facilities than the Company and many of them are large conglomerates and/or have an international clientele. The Company believes it is able to compete on the basis of the quality of its product, service, personal relationships with clients and reputation. There can be no assurance that the Company will be able to maintain its current position in the industry.

ITEM 2. PROPERTIES.

The Company does not own any real property. The office is located on leased premises, which is considered ample for its present needs. The following table provides data on the Company's office.

                                      Annual        Approximate     Lease
 Office            Location           Base Rent    Square Feet   Expiration Date
-------------------------------------------------------------------------------
New York        401 Broadhollow Road  $345,713      12,944           7/31/08
                Melville, New York

ITEM 3. LEGAL PROCEEDINGS.

In June 1997, a former client of the Company filed a civil claim against the Company and Gothard. The former client sought, among other remedies, to be relieved of its obligations to pay outstanding bills due and owing the Company and to collect damages. The Company and Gothard filed a counterclaim against the former client seeking payment of amounts due for advertising and public relations services and expenses. In February 1998, the Company obtained a judgment against the former client in the total amount of $1,196,000. Efforts to collect the judgment have, thus far, been unsuccessful.

Greenstone Roberts Advertising Florida, Inc., a wholly-owned subsidiary of the Company, The Gothard Group d/b/a/ Gothard/Greenstone Roberts, an entity which is 49% owned by Greenstone Roberts Advertising Florida, Inc. and Ronald Greenstone, Chairman of the Board, Chief Executive Officer and Director of the Company were named as defendants in litigation filed by Barbara W. Gothard in Circuit Court in Miami-Dade County, Florida on April 21, 1998. The action arises from a dispute between the Company and Barbara Gothard concerning the management and operation of the Gothard Group. The action seeks among other things, the dissolution of and the appointment of a receiver over The Gothard Group, an accounting, injunctive relief and damages. The Company is vigorously defending the claims against it and this case has been consolidated under court order with an earlier filed action between Greenstone Roberts Advertising Florida, Inc. against The Gothard Group and Barbara W. Gothard in which the Company seeks, among other things, damages for breaches of contract and breaches of fiduciary duty. Written discovery has commenced and each side has filed motions to dismiss, which have not yet been heard by the Court.

Pursuant to the agreement of the parties, the Court has appointed a receiver for The Gothard Group. On December 15, 1998, a Chapter 7 bankruptcy was filed on behalf of the Gothard Group, by Barbara Gothard and a bankruptcy trustee has been appointed. Management believes that the outcome of such litigation will not have a material adverse effect on its financial condition or annual results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was delisted from the NASDAQ SmallCap market effective with the close of business July 28, 1998. On July 29th the Company filed a Form 8-K to disclose the delisting. Effective July 29, 1998 the Company's common stock is trading on the over-the-counter bulletin board market and continues to be quoted under the symbol GRRI.

The following table sets forth the high and low closing bid quotations for the Company's common stock (restated for the reverse one-for-ten stock split effective July 29, 1997), as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                       Common Stock Closing Bid Prices For
                          Fiscal Year Ended October 31,
                                1998                           1997

                         HIGH            LOW          HIGH            LOW
                         ----            ----         ----            ---
First Quarter            2.88            1.88         4.69            2.81

Second Quarter           2.88            1.75         3.75            1.88

Third Quarter            2.75            1.25         2.81            2.19

Fourth Quarter           1.31             .90         3.50            2.00


The Company's common stock was held by approximately 274 shareholders of record as of January 5, 1999.

The Company has never paid a cash dividend on its common stock and does not contemplate paying cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR SELECTED FINANCIAL DATA

The following selected historical financial data presented below has been derived from consolidated financial statements audited by BDO Seidman LLP for the year ended October 31, 1998, Ernst & Young LLP for the year ended October 31, 1997 and Arthur Andersen LLP for the years ended October 31, 1996, 1995 and 1994. The selected historical financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in this document.


                                                             YEAR ENDED OCTOBER 31,
STATEMENT OF
OPERATIONS DATA:                1998                 1997            1996           1995          1994

Commissions and Fees          $ 5,651,599       $ 7,113,144         $ 8,960,983   $ 9,685,169   $ 10,507,754

Net (loss)income              $  (938,848)      $(1,117,895)        $    53,828   $  (211,062)  $      4,122

Net (Loss)income              $     (1.26)     $      (1.50)        $       .07   $      (.22)  $        .00
 per common share
 basic and diluted

Weighted Average
 shares outstanding-
 basic and diluted                743,277           745,791             791,947       953,632        953,632

BALANCE SHEET
    DATA:

Total assets                  $ 6,848,873      $  9,165,790         $14,334,357   $13,596,373   $ 13,075,318

Long-term debt                $         0      $    250,000         $   250,000   $   250,000   $    250,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1997

Commission and fee revenue decreased $1,461,545 or 21% from $7,113,144 for the year ended October 31, 1997 to $5,651,599 for the year ended October 31, 1998. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee-related expenses decreased 21% from $5,004,743 for the year ended October 31, 1997 to $3,961,639 for the year ended October 31, 1998. The decrease is a result of a reduction in staff attributable to the Orlando office closing discussed above.

Office and general expenses decreased $7,006 from $2,350,512 for the year ended October 31, 1997 to $2,343,506 for the year ended October 31, 1998. Office and general expenses were not reduced proportionately during the year due to certain fixed costs for the Orlando office prior to its closing.

Interest income increased $14,596 from $65,051 for the year ended October 31, 1997 to $79,647 for the year ended October 31, 1998.

The equity in operations and provision for loss on amounts due from investee company increased from $144,668 for the year ended October 31, 1997 to $378,102. During fiscal 1998 the Company determined it would no longer fund the operations of Gothard once its investment in Gothard was fully amortized. The provision for loss on amounts due from an investee company of $311,844, which arose in the fourth quarter of fiscal 1998, represents a reserve for accounts receivable of approximately $126,000 and $186,000 for advances due from Gothard.

Net loss for the year ended October 31, 1998 is $938,848 compared to a loss of $1,117,895 for the year ended October 31, 1997 attributable to the factors discussed above.

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

Salaries and employee-related expenses decreased 17% from $6,014,572 for the year ended October 31, 1996 to $5,004,743 for the year ended October 31, 1997. The decrease is the result of a reduction in staff attributable to the divisional closings discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,301,000 at October 31, 1998, primarily comprised of cash and cash equivalents of $1,754,000, accounts receivable of $3,798,000 and billable production orders of $250,000, offset by accounts payable and accrued liabilities of $4,637,000.

Net cash used in operating activities for the year ended October 31, 1998 was approximately $671,000. The principal factors contributing to the decrease in cash flow were decreases in accounts receivable of $357,000, billable production orders of $246,000 and accounts payable and accrued liabilities of $1,128,000 offset by depreciation and amortization of $354,000, equity in operations and a provision for amounts due from Gothard of $378,000 and the net loss for the period of approximately $939,000.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unsecured $2,000,000 line of credit from a bank which expires in March 1999. Loans against the credit line shall bear interest equal to the "Prime Rate", as defined. The Prime Rate at October 31, 1998 was 8.00%. The Company intends to renew its credit line in 1999. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements which would have a material adverse effect on its liquidity.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 130 is not expected to materially impact the Company's disclosure when adopted.

REPORTING FOR SEGMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 131 is not expected to materially impact the Company's disclosures when adopted.

YEAR 2000

Management has initiated a company-wide program to prepare the Company's computer systems, applications and software products for the Year 2000, as well as to assess the readiness for the Year 2000 of critical vendors and other third parties upon which the Company relies to operate its business.

The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company anticipates completing all of its system critical upgrades and enhancements and testing before the end of the third quarter 1999. The Company expects to incur internal payroll costs as well as consulting costs and other expenses relating to infrastructure, facility enhancements and software upgrades necessary to prepare the Company's systems for the Year 2000. All costs associated with Year 2000 compliance are being expensed as incurred and are not expected to have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance that the computer systems of other companies which the Company's systems or software products rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's business or systems and results of operations.

The statements contained in this Year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1998, the Company dismissed Ernst & Young LLP as its independent auditors and retained BDO Seidman LLP. On November 9, 1998, the Company filed a Form 8-K disclosing the change in the Company's certified public accountants, which is incorporated herein by reference. During 1997, the Company dismissed Arthur Andersen, LLP as its independent auditors and retained Ernst & Young LLP. On February 25, 1997, the Company filed a Form 8-K disclosing the change in the Company's certified public accountants, which is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Required information will be incorporated in the Company's Proxy Statement to be filed within 120 days of October 31, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Required information will be incorporated in the Company's Proxy Statement to be filed within 120 days of October 31, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Required information will be incorporated in the Company's Proxy Statement to be filed within 120 days of October 31, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)            Financial Statements:
                  Refer to F-1 for index

   (2)            Financial Statement Schedules:
                  Refer to F-1 for index

Number            Description

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY).

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.1 *            1988 Stock Option Plan (incorporated by reference to Exhibit
                  10.6 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.2 * Amendment No. 1 to the 1988 Stock Option Plan dated February 7, 1990 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31,
                  1990)).

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

10.13             Employment agreement between the Company and Ronald M.
                  Greenstone dated January 1, 1998.

10.14 Employment agreement between the Company and Gary C. Roberts dated January 1, 1998.

10.15** Form of lease agreement between the Registrant and 401 Broadhollow Realty Corp. dated April 15, 1998.

21**              Subsidiaries of the Company.

27**              Financial data schedule

(b)      Reports on Form 8-K:

         On November 8, 1998, a Form 8-K was filed for the change in the Company's independent auditors.

         *Indicates a Management Contract or a Compensatory Plan or Arrangement.

         ** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on February 11, 1999.


                                  Greenstone Roberts Advertising, Inc.


                                  By: /s/ Ronald M. Greenstone
                                      ---------------------------
                                       Ronald M. Greenstone
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Ronald M. Greenstone     Chairman of the Board, Chief     February 11, 1999
-------------------------    Executive Officer and Director
    Ronald M. Greenstone     Director (principal executive
                             officer and financial officer)


/s/ Gary C. Roberts          President and Director           February 11, 1999
-------------------------
     Gary C. Roberts


/s/ Thomas Hartman           Director                         February 11, 1999
-------------------------
     Thomas Hartman


/s/ Anthony V. Curto         Director                         February 11, 1999
-------------------------
     Anthony V. Curto


/s/ Martin Sussman           Director                         February 11, 1999
-------------------------
     Martin Sussman


/s/ Victor F. Trizzino       Director                         February 11, 1999
-------------------------
     Victor F. Trizzino


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                     Number

Report of Independent Auditors - BDO Seidman  LLP                     F-2

Report of Independent  Auditors - Ernst & Young LLP                   F-3

Report of Independent Public Accountants - Arthur Andersen LLP        F-4

Consolidated Balance Sheets as of October 31, 1998 and 1997           F-5

Consolidated Statements of Operations for the years ended
October 31, 1998, 1997 and 1996                                       F-6

Consolidated Statements of Shareholders' Equity for the
years ended October 31, 1998, 1997 and 1996                           F-7

Consolidated Statements of Cash Flows for the years ended
October 31, 1998, 1997 and 1996                                       F-8

Notes to Consolidated Financial Statements                        F-9 to F-15

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

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Greenstone Roberts Advertising, Inc.


We have audited the accompanying consolidated balance sheet of Greenstone Roberts Advertising, Inc. and subsidiary as of October 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended October 31, 1998. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenstone Roberts Advertising, Inc. and subsidiary at October 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                             /s/  BDO Seidman LLP


Melville, New York
December 29, 1998

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



                                             /s/  Ernst & Young  LLP


Melville, New York
December 22, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Greenstone
Roberts Advertising, Inc.:


We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Greenstone Roberts Advertising, Inc. (a New York corporation) and subsidiary for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Greenstone Roberts Advertising, Inc. and subsidiary for the year ending October 31, 1996 , in conformity with generally accepted accounting principles.


                                             /s/  Arthur Andersen LLP



New York, New York
January 9, 1997

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     OCTOBER 31,
                                                                1998              1997
                                                                ----              ----
ASSETS
  Current Assets

   Cash and cash equivalents                                 $1,753,681        $2,989,370
   Accounts receivable, net of
    allowance for bad debts of $986,723 in 1998
    and $886,645 in 1997                                       3,797,631         4,280,534
   Billable production orders in process, at cost                249,858           495,712
   Deferred income taxes                                          64,000           128,918
   Recoverable income taxes                                         -               52,000
   Receivable from investee company                                 -               60,000
   Other current assets                                           73,487            69,610
                                                          ------------------   ----------------
   TOTAL CURRENT ASSETS                                        5,938,657         8,076,144

   Furniture, equipment and leasehold improvements,
    less accumulated depreciation and amortization               761,119           649,455
   Investment in investee company,
    net of accumulated amortization of $63,682 in 1998
    and $27,612 in 1997                                             -               66,258
   Deferred income tax benefit                                   130,120            65,202
   Cost in excess of net assets
    acquired and other assets, net of accumulated amortization of $80,323 in 1998 and
    $337,661 in 1997                                              18,977           308,731
                                                           -------------------  ---------------
   TOTAL ASSETS                                               $6,848,873        $9,165,790
                                                           ===================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                         $4,442,500        $5,570,804
     Accrued liabilities                                         194,795           247,010
                                                           -------------------  ---------------
   TOTAL CURRENT LIABILITIES                                   4,637,295         5,817,814

   Other liabilities                                              52,450              -
   Long-term debt                                                   -              250,000
                                                           -------------------  ---------------
TOTAL LONG TERM LIABILITIES                                       52,450           250,000

   Commitments and contingencies

   SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -                  -
   Common stock, $.10 par value, 3,000,000 shares
    authorized, 1,060,000 shares issued                         106,000            106,000
   Additional paid-in capital                                 3,600,692          3,600,692
   Retained earnings(accumulated deficit)                      (179,956)           758,892
   Less: treasury stock, 316,723 shares at cost              (1,367,608)        (1,367,608)
                                                          --------------------  ---------------------
TOTAL SHAREHOLDERS' EQUITY                                    2,159,128          3,097,976
                                                          --------------------  ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $6,848,873         $9,165,790
                                                          ====================  =====================


           See accompanying notes to consolidated financial statements


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the years ended October 31,
                                                               1998             1997                1996
                                                               ----             ----                -----
Commissions and fees                                        $5,651,599        $7,113,144         $8,960,983

Expenses:
  Salaries and employee-related expenses                     3,961,639         5,004,743          6,014,572
  Office and general expenses                                2,343,506         2,350,512          2,934,848
  Provision for loss on claim in litigation                       -              796,167              -
                                                          ----------------  ----------------    --------------
                                                             6,305,145         8,151,422          8,949,420
                                                          ----------------  ----------------    --------------
                                                              (653,546)       (1,038,278)            11,563

Interest income                                                 79,647            65,051             88,579
Equity in operations and provision for loss on
  amounts due from investee company                           (378,102)         (144,668)               -
                                                          ----------------  -----------------  -----------------

(Loss)income before income taxes                              (952,001)       (1,117,895)           100,142

(Provision)benefit for income taxes                            13,153                               (46,314)
                                                          ----------------  -----------------  -----------------
Net (loss)income                                            $(938,848)       $(1,117,895)           $53,828
                                                          ================  =================  =================
Net (loss)income per common share-basic and diluted            $(1.26)            $(1.50)             $0.07
                                                          ================  =================  =================
Weighted average common shares outstanding-
 basic and diluted                                            743,277            745,791            791,947
                                                          ================  =================  =================

          See accompanying notes to consolidated financial statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                       Common Stock            Additional                      Treasury Stock
                                                               Paid-in       Retained
                               Shares             Amount       Capital       Earnings     Shares        Amount            Total
BALANCE - OCTOBER 31, 1995    1,060,000          $106,000      $3,600,692    $1,822,959   106,368     $(446,747)        $5,082,904

 Treasury stock purchased        -                  -             -              -        206,190      (907,879)          (907,879)
 Net income                      -                  -             -              53,828       -           -                 53,828
                          ---------------     -------------   -------------  -----------  ---------- -------------  ---------------

BALANCE - OCTOBER 31, 1996    1,060,000           106,000       3,600,692     1,876,787   312,558    (1,354,626)         4,228,853

 Treasury stock purchased        -                  -             -               -         4,165       (12,982)           (12,982)

 Net (loss)                      -                  -             -          (1,117,895)     -            -             (1,117,895)
                         ----------------     --------------  ------------   ------------ ---------- ------------  ----------------

BALANCE - OCTOBER 31, 1997   1,060,000            106,000       3,600,692       758,892   316,723    (1,367,608)         3,097,976

 Net (loss)                      -                  -             -            (938,848)     -           -                (938,848)
                         ----------------    ---------------  -------------  ------------ ---------  -----------   ----------------
BALANCE - OCTOBER 31, 1998   1,060,000           $106,000      $3,600,692     $(179,956)  316,723   $(1,367,608)        $2,159,128
                         ================    ===============  =============  ============ ========= ============   ================

          See accompanying notes to consolidated financial statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED OCTOBER 31,
                                                                 1998                  1997             1996
                                                                 ----                 ----              ----
OPERATING ACTIVITIES:





Net (loss)income                                               $(938,848)         (1,117,895)         $53,828
Adjustments to reconcile net (loss)income to net cash
  provided by operating activities:
   Depreciation and amortization                                 354,223             360,603          471,432
   Provision for amounts due from investee company
    and Equity in operations                                     378,102             144,668            8,961
   Provision for bad debts                                         -                 857,868            1,419
   Deferred income tax expense(benefit)                            -                  52,000           86,208
   Deferred income tax liability                                   -                   -              (53,109)
Changes in operating assets and liabilities:
   Accounts receivable                                           356,991           3,618,196       (1,741,311)
   Billable production orders in process, at cost                245,854             332,308         (295,420)
   Recoverable income taxes and other current assets              48,122               1,796          (12,300)
   Other assets                                                   12,311              (8,681)           8,174
   Accounts payable                                           (1,128,304)         (3,799,742)       1,712,508
   Accrued liabilities and Other                                     235            (237,948)         (67,365)
                                                          -------------------- --------------   --------------------

   Net cash (used in) provided by operating activities          (671,314)            203,173          173,025
                                                          -------------------- ---------------  --------------------
   INVESTING ACTIVITIES:
   Purchases of furniture, equipment and leasehold              (438,443)           (46,973)         (439,629)
      improvements
   Maturities of short-term investments, net                        -               302,422           818,593
   Purchase of investment in investee company                       -                  -             (225,000)
   Advances to investee company, net                            (125,932)           (10,000)          (50,000)
                                                          -------------------  ---------------  --------------------
   Net cash provided by investing activities                    (564,375)           245,449           103,964
                                                          -------------------  ---------------  --------------------
   FINANCING ACTIVITIES:
   Purchase of treasury stock                                       -               (12,982)         (907,879)
                                                          -------------------  ---------------  --------------------
   Net cash used in financing activities                            -               (12,982)         (907,879)
                                                          -------------------  ---------------  --------------------
   Net increase(decrease) in cash and cash
     equivalents                                              (1,235,689)           435,640          (630,890)

   Cash and cash equivalents at beginning of year              2,989,370          2,553,730         3,184,620
                                                          ------------------   ---------------  --------------------
   Cash and cash equivalents at end of year                   $1,753,681         $2,989,370        $2,553,730
                                                          ==================   ===============  ====================

SUPPLEMENTAL NON CASH ACTIVITY:
In 1998, Notes Payable, which related to an acquisition, totaling $250,000 were written off against related goodwill


           See accompanying notes to consolidated financial statements


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

CONCENTRATION OF CREDIT RISK

The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors and are principally located in the Northeast. The Company grants credit to all qualified clients and generally does not require collateral. The Company does not believe it is exposed to any undue concentration of credit risk to any significant degree. (see Note 7.)

RECLASSIFICATIONS

Certain amounts as previously reported have been reclassified to conform to current year classifications.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents as of October 31, 1998 and 1997 were approximately $1,750,000 and $1,020,000, respectively.

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

     Furniture                   5 - 7 years
     Equipment                   5 - 7 years
     Leasehold improvements      Lease term or useful life, whichever is shorter

EXCESS OF COST OVER NET ASSETS ACQUIRED

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such an impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through October 31, 1998.

INCOME TAXES

The Company accounts for income taxes on the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

EARNINGS (LOSS) PER SHARE

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which provides for the calculation of "basic and diluted" earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. As required by this statement, all periods presented have been restated to comply with the provisions of SFAS No. 128. The adoption of this statement did not affect the financial statements of the Company. For fiscal 1998, 1997 and 1996, all options outstanding were anti-dilutive. These options expire in 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

STOCK-BASED COMPENSATION

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items.

2.  INVESTMENT IN INVESTEE COMPANY:

On August 8, 1996, the Company acquired a 49% interest in the Gothard Group, Inc., a Miami-based public relations agency. The Company merged its existing public relations business and its Hispanic Division into the Gothard Group, Inc. and renamed the new company Gothard/Greenstone Roberts, Inc. ("Gothard"). The Company is accounting for its interest in Gothard using the equity method of accounting. The excess of the purchase price over the net assets of the acquired interest was being amortized over ten years.

In July 1998 the Company filed a lawsuit against Gothard seeking among other things, damages under a certain management agreement and repayment of certain loans made by the Company to Gothard. (See note 9). In December 1998, Gothard filed for Chapter 7 bankruptcy protection and all assets were placed in trust. During 1998, the Company advanced Gothard approximately $126,000 ($75,000 of which represented the payment of an outstanding bank loan for which the Company was a guarantor). In connection with Gothard filing for Chapter 7, the Company has fully reserved for approximately $126,000 of accounts receivable and $186,000 of advances due from Gothard at October 31, 1998. Also, for the F-10 year ended October 31, 1998, the Company has recorded an equity loss of $66,258 representing its proportionate share of Gothard's losses up to the Company's remaining investment in Gothard. No additional loss of Gothard will be recognized as the Company has no plans to support the operations of Gothard.

3. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Furniture, equipment and leasehold improvements are summarized as follows:


                                     October 31,             October 31,
                                       1998                     1997
                                       ----                     ----

Office equipment                    $1,584,159                $2,512,982
Furniture and fixtures                 172,596                   535,219
Leasehold improvements                 279,456                   178,984
Automobiles                               -                       34,839
                                  -----------------       ------------------
                                     2,036,211                 3,262,024

Less accumulated depreciation and
amortization                        (1,275,092)               (2,612,569)
                                  ------------------    --------------------
                                      $761,119                 $649,455
                                  ==================    ====================
4. LINE OF CREDIT AGREEMENT:

The Company has available an unsecured $2,000,000 line of credit with a bank, which expires on March 31, 1999. Borrowings against this line bear interest at the prime rate, as defined. The prime rate approximated 8% at October 31, 1998. The Company did not have any amounts outstanding to the bank at October 31, 1998 or 1997.

5. INCOME TAXES:

The provision (benefit) for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                 October 31,         October 31,   October 31,
                                   1998                1997           1996
                                   ----                ----           ----
CURRENT:
   Federal                       $(13,153)           $(52,000)       $19,121
   State                             -                  -             (5,906)
                                 ---------           ----------     -----------
                                  (13,153)            (52,000)        13,215
DEFERRED:
   Accelerated depreciation             -                    -       (13,255)
   Allowance for bad debts              -                    -        (1,301)
   Goodwill amortization                -                    -       (10,177)
   Vacation accrual                     -                    -        30,651
   Various accrued                      -                    -        27,181
      liabilities and other
   Federal NOL carryback                -               52,000             -
   State NOL carryforward               -                    -             -
                                 ---------           ----------    -----------
                                        -               52,000        33,099
                                 ---------           ----------     -----------
TOTAL:                           $(13,153)                   -        $46,314
                                 =========           ==========     ===========

As a result of losses from operations, the Company has available a Federal net operating loss carryforward of approximately $527,000 which expires in various years through 2018, a New York State net operating loss carryforward of approximately $134,000 which expires in various years through 2012, and a Florida state net operating loss carryforward of approximately $1,775,000 which expires in various years through 2018.


The components of the Company's net deferred tax assets are as follows:

                                                October 31,     October  31,
                                                   1998            1997
                                                   ----            ----
Deferred tax liability:
     Depreciation and amortization               $(9,000)       $(40,000)
     Other                                             -         (43,000)
                                                 ---------      ---------
       Total deferred tax liability               (9,000)        (83,000)
                                                 ---------      ---------
Net Deferred tax assets:
     Net Operating loss carryforwards            203,000         132,000
     Capital loss carryforward                   148,000
     Accounts receivable reserves                380,000         356,000
     Amortization of excess of purchase price     65,000          93,000
        over net assets acquired
     Other                                        31,000          46,000
                                                 ---------      --------
        Total deferred tax assets                827,000         627,000
                                                 ---------      ---------
Valuation allowance for deferred tax assets     (624,000)       (350,000)
                                                 ---------      ---------
Net deferred tax assets                         $194,000        $194,000
                                                ==========      =========


The following table reconciles the Federal statutory rate to the Company's effective rate:

                                          October 31,   October 31,  October 31
                                            1998           1997         1996
                                            ----           ----         ----

(Benefit)provision for Federal            (34.0)%       (34.0)%          22.0%
   income  taxes at the statutory rate

State income taxes, net of
   Federal income tax benefit                 -          (3.8)            2.0
Non-deductible expenses                     2.7            .9            16.3
Other                                       1.1             -             5.9
Valuation  allowance on
  deferred tax assets                      28.8          36.9                -
                                           ------        ------          -----
                                           (1.4)%          -%             46.2%
                                           ======        ======          ======

Income taxes paid during the years ended October 31, 1998, 1997 and 1996 were approximately $10,000 $43,000 and $77,000, respectively.


6. SAVINGS PLAN:

The Company maintains a 401(k) Savings Plan ("Savings Plan") that covers all employees with one or more years of service. The Company matches employee contributions utilizing a percentage determined at the discretion of management. Such percentage was 15% of employee contributions for the years ended October 31, 1998, 1997 and 1996. The Company's matching contribution to the Savings Plan was approximately $17,000, $22,000 and $23,000, for the years ended October 31, 1998, 1997 and 1996, respectively.

7. SIGNIFICANT CUSTOMERS:

For the year ended October 31, 1998, four customers represented 19%, 16%, 13% and 12% of the Company's revenues. In addition, the Company's five largest clients represented 70% of revenues for that period. For the year ended October 31, 1997, revenues from two customers represented 13% and 12% of the Company's revenues. For the years ended October 31, 1996, revenues from a company which is no longer a customer represented 15% of revenues. F-12 For the year ended October 31, 1998, three customers represented 26%, 25%, 21% of the Company's Accounts Receivable. For the year ended October 31, 1997, four customers represented 26%, 17%, 13% and 12% of the Company's Accounts Receivable.

8. STOCK OPTION PLAN:

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

Options expire from two to six years from the date of grant, and are exercisable one year from the date of grant. Options that are unexercised are canceled immediately if the holder ceases to be an employee of the Company.

At a meeting on January 26, 1998, the Board of Directors elected to amend the Plan to permit the granting of stock options to non-employee directors. In addition, the Board of Directors voted to issue 4,000 shares of common stock to each of the non-employee directors. The fair value of the options granted was not material. The Board also voted to grant to all members of the Board of Directors who are not employees of the Company an additional 2,000 options to purchase shares of stock of the Company on each anniversary that such individual is a member of the Board of Directors. Accordingly, the Company has reserved 90,000 of the options available under the Plan for this purpose. The amendment of the Company's Stock Option Plan to provide for the issuance of the Stock Options to Non-employee members of the Board of Directors was voted upon and approved at the Company's annual meeting on April 8, 1998.

The following table summarizes stock option activity:


                                                              SHARES            WEIGHTED-AVERAGE
                                                            UNDER OPTION         EXERCISE PRICE
                                                            -----------        -----------------

BALANCE, October 31, 1995 at exercise prices
         from $4.40 to $5.30                                  64,400                 4.86
     Options granted at exercise price of $4.70                4,900                 4.70
     Options canceled at exercise prices of
      $4.70 to $5.30                                         (16,400)                5.01

BALANCE, October 31, 1996 at exercise prices
         of $4.40 to $5.30                                    52,900                 4.80

Options canceled at exercise prices of $2.25
  to $5.30                                                  (55,950)                 4.65
      Options granted at exercise price of $2.25             79,900                  2.25
BALANCE, October 31, 1997 at exercise price of $2.25         76,850                 $2.25

             Options canceled at exercise price of $2.25    (20,600)                $2.25
             Options granted at exercise price of $2.75      12,300                 $2.75
                                                            --------                -----
BALANCE, October 31, 1998 at exercise prices
 from $2.25 to $2.75                                         68,550                 $2.34
                                                            ========                =====


The weighted-average fair value of options granted during the years ended October 31, 1998, 1997 and 1996 was $1.52, $1.21 and $.83, respectively. At
October 31, 1998, 1997 and 1996, 21,450, 13,150 and 21,450 shares respectively were available for grant.

The following table summarizes information about stock options outstanding at October 31, 1998:




                                     Options Outstanding                                        Options Exercisable
           --------------------------------------------------------------------    ------------------------------------------------
Exercise   Number outstanding    Weighted average remaining    Weighted average    Number exercisable     Weighted average
prices       at 10/31/98            contractual life            exercise price        at 10/31/98           exercise price

$ 2.25        56,250                    4.75                         $2.25              11,719                 $2.25
$ 2.75        12,300                    5.33                         $2.75               9,333                 $2.75
-----------------------------------------------------------------------------------------------------------------------------------
              68,550                    4.85                         $2.34              21,052                 $2.48


SFAS No. 123,"Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants;dividend yield of zero for all three years; expected volatility of 58.00% for all three years; risk-free interest rates of 5.45% in 1998, 6.10% in 1997 and 5.94% in 1996; and expected lives of three to five years for all three years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and earning (loss) per share would have been reduced to the pro forma amounts indicated below:

                                    1998             1997            1996
-----------------------------------------------------------------------------
Net income (loss)
     As reported                   (938,848)         (1,117,895)     53,828
     Pro forma                     (959,000)         (1,132,000)     48,000
Net income (loss) per common
     share-basic and diluted
     As reported                   (1.26)            (1.50)             .07
     Pro forma                     (1.29)            (1.52)             .06



9. COMMITMENTS AND CONTINGENCIES:

LEASES

At October 31, 1998, the Company was committed under operating leases, principally for office space, through fiscal 2008.

Rent expense was approximately $605,000, $666,000 and $843,000, for the years ended October 31, 1998, 1997 and 1996, respectively. Future minimum rents under the remaining terms of existing operating leases are as follows:

                          FISCAL
                          -------
                          1999                $315,947
                          2000                $318,088
                          2001                $334,614
                          2002                $370,116
                          2003                $377,561
                          Thereafter          $2,053,032

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

LITIGATION

Various claims, suits and complaints arise in the ordinary course of the Company's business. In the opinion of the Company, all such pending matters are without merit, covered by insurance or of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

In June 1997, a former client of the Company filed a civil claim against the Company and Gothard. The former client sought, among other remedies, to be relieved of its obligation to pay outstanding bills due and owing the Company and to collect damages. The Company and Gothard filed a counterclaim against the former client seeking payment of amounts due for advertising and public relations services and expenses. Accordingly, related accounts receivable were reserved for at October 31, 1997. In February 1998, the Company obtained judgment against the former client in the total amount of $1,196,000. Efforts to collect the judgment have, thus far, been unsuccessful.

Greenstone Roberts Advertising Florida, Inc., a wholly-owned subsidiary of the Company, The Gothard Group d/b/a Gothard/Greenstone Roberts, an entity which is 49% owned by Greenstone Roberts Advertising Florida, Inc. and Ronald Greenstone, Chairman of the Board, Chief Executive Officer and Director of the Company were named defendants in litigation filed by Barbara W. Gothard in Circuit Court in Miami-Dade County, Florida on April 21, 1998. The action arises from a dispute between the Company and Barbara Gothard concerning the management and operation of the Gothard Group. The action seeks, among other things, the dissolution of and the appointment of a receiver over the Gothard Group, an accounting, injunctive relief and damages. The Company is vigorously defending the claims against it and this case has been consolidated, under court order, with an earlier filed action between Greenstone Roberts Florida, Inc. against The Gothard Group and Barbara W. Gothard in which the Company seeks, among other things, damages for breaches of contract and breaches of fiduciary duty. Written discovery has commenced and each side has filed motions to dismiss, which have not yet been heard by the Court. Pursuant to the agreement of the parties, the Court has appointed a receiver for The Gothard Group. On December 15, 1998, a Chapter 7 bankruptcy was filed on behalf of The Gothard Group, Inc. by Barbara Gothard and a bankruptcy trustee has been appointed. Management believes that the outcome of such litigation will not have a material adverse effect on its financial condition of annual results of operations.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                         INDEX TO SUPPLEMENTAL SCHEDULE





                                                            PAGE
                                                            NUMBER
                                                            ------



Report of Independent Public Accountants on Schedule         S-2

Schedule II - Valuation and Qualifying Accounts              S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE







To the Board of Directors and Shareholders of Greenstone
Roberts Advertising, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated statements of operations, shareholders' equity and cash flows of Greenstone Roberts Advertising, Inc. and subsidiary for the year ended October 31, 1996 included in this filing and have issued our report thereon dated January 9, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule, as it relates to the year ended October 31, 1996 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             /s/  Arthur Andersen LLP







New York, New York
January 9, 1997

                                   SCHEDULE II

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                             BALANCE AT        CHARGED TO
DESCRIPTION                  BEGINNING         COSTS AND        RECOVERY/       BALANCE AT
FISCAL YEAR ENDED            OF YEAR           EXPENSES         DEDUCTIONS      END OF YEAR
------------------           ----------        ----------       ----------      ------------

ALLOWANCE FOR BAD DEBTS:
------------------------

October 31, 1998              $886,645          $125,912        $(25,834)         $986,723

October 31, 1997              $380,994          $857,868        $(352,217)        $886,645

October 31, 1996              $377,723          $  1,419        $  (1,852)        $380,994

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

October 31, 1998              $350,000         $274,000               -           $624,000

October 31, 1997                   -           $350,000               -           $350,000

October 31, 1996                   -               -                  -                -

This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.


                                 EXHIBIT INDEX

Number            Description

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY).

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.1 *            1988 Stock Option Plan (incorporated by reference to Exhibit
                  10.6 of the Registrant's Registration Statement on Form S-18 (Registration No. 33-26372 NY)).

10.2 * Amendment No. 1 to the 1988 Stock Option Plan dated February 7, 1990 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ending October 31,
                  1990)).

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

10.13             Employment agreement between the Company and Ronald M.
                  Greenstone dated January 1, 1998.

10.14 Employment agreement between the Company and Gary C. Roberts dated January 1, 1998.

10.15** Form of lease agreement between the Registrant and 401 Broadhollow Realty Corp. dated April 15, 1998.

21**              Subsidiaries of the Company.

27**              Financial data schedule

(b)      Reports on Form 8-K:

         On November 8, 1998, a Form 8-K was filed for the change in the Company's independent auditors.

         *Indicates a Management Contract or a Compensatory Plan or Arrangement.

         ** Filed herewith