Form 10-Q
period 1999-01-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1999-03-16
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 1999             Commission File #000-17468



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




                  Common Stock, $.01 par value: 743,277 shares
                               as of March 4, 1999

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                          Number

Item 1.       Condensed Consolidated Financial
              Statements

              Condensed Consolidated Balance
              Sheets as of January 31, 1999                                   3
              and October 31, 1998

              Condensed Consolidated
              Statements of Operations for the                                4
              three months ended
              January 31, 1999 and January 31,
              1998

              Condensed Consolidated
              Statements of
              Shareholders' Equity for the
              three months
              ended January 31, 1999                                          5

              Condensed Consolidated
              Statements of Cash Flows for the                                6
              three months ended
              January 31, 1999 and 1998

              Notes to Condensed Consolidated                                 7
              Financial Statements

Item 2.       Management's Discussion and                                     8
              Analysis of Financial Condition
              and Results of Operations

                           PART II - OTHER INFORMATION

Item 6.       Exhibits                                                        9

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           (unaudited)      (audited)
                                                                            January 31,     October 31,
                                                                               1999             1998
ASSETS
   Current Assets
      Cash and cash equivalents                                              $1,348,517        $1,753,681
      Accounts receivable, net of allowance for bad debts of
          $989,723 in 1999 and $986,723 in 1998                               3,356,556         3,797,631
      Billable production orders in process, at cost                            114,400           249,858
      Deferred income taxes                                                      64,000            64,000
      Other current assets                                                       19,854            73,487
                                                                             ----------        ----------
Total Current Assets                                                          4,903,327         5,938,657

      Furniture, equipment and leasehold improvements,
         less accumulated depreciation and amortization
         of $1,330,495 in 1999 and $1,275,092 in 1998                           737,038           761,119
      Deferred income tax benefit                                               130,120           130,120
      Cost in excess of net assets acquired and other assets, net
      of accumulated amortization of $365,104                                    18,977            18,977

                                                                              ==========       ==========
Total Assets                                                                  $5,789,462       $6,848,873
                                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                                                       $3,357,466       $4,442,500
       Accrued liabilities                                                       153,998          194,795
                                                                              ----------       ----------
   Total Current Liabilities                                                   3,511,464        4,637,295

       Other Liabilities                                                          70,243           52,450
                                                                              ----------        ----------
    Total Long Term Liabilities                                                   70,243           52,450

    Commitments and contingencies

Shareholders' Equity

       Preferred stock, $1.00 par value, 1,000,000 shares
           authorized, no shares issued or outstanding                                -              -
       Common stock, $.10 par value, 3,000,000 shares
           authorized, 1,060,000 shares                                          106,000          106,000
issued and outstanding
       Additional paid-in capital                                              3,600,692        3,600,692
       Retained earnings                                                        (131,329)        (179,956)
       Less: treasury stock, 316,723                                          (1,367,608)      (1,367,608)
shares at cost
                                                                               ----------       ----------
   Total Shareholders' Equity                                                  2,207,755        2,159,128
                                                                               ----------       ----------

Total Liabilities and Shareholders' Equity                                    $5,789,462       $6,848,873
                                                                              ==========       ==========



                      See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   For three months ended January 31,

                                                           1999        1998

    COMMISSIONS AND FEES                                 $1,158,597     $1,743,413

    EXPENSES:
       Salaries and employee related
         expenses                                           783,117      1,177,756

       Office and general expenses                          341,748        504,397
                                                         ----------       ---------

                                                          1,124,865      1,682,153
                                                         ----------       ---------

        Income from operations                               33,732         61,260

        Interest income                                      14,895         24,161
        Equity in operations of investee company               -           (35,986)
                                                         ----------      ----------

    INCOME BEFORE INCOME TAXES                               48,627         49,435

    Provision for income taxes                                 -              -
                                                         ----------       ---------

    NET INCOME                                              $48,627        $49,435
                                                         ==========      =========

    EARNINGS PER COMMON SHARE, BASIC AND DILUTED              $0.07          $0.07
                                                         ==========      =========

    Shares used in computing earnings
    per common share, basic                                 743,277        743,277
                                                         ==========      =========

    Shares used in computing earnings
    per common share, diluted                               743,277        753,365
                                                         ==========       =========


                      See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999

                                   (Unaudited)

                           Common Stock                           Treasury Stock
                                                 Additional
                                                   Paid-in    Retained
                            Shares      Amount     Capital    Earnings     Shares      Amount        Total

Balance, Oct. 31, 1998     1,060,000   $106,000   $3,600,692  $(179,956)   316,723   $(1,367,608)  $2,159,128

Net Income                     -          -           -          48,627        -           -           48,627
Income
                           ----------  ---------  ----------  ----------   --------  ------------  -----------

Balance, Jan. 31, 1999     1,060,000   $106,000   $3,600,692  $(131,329)   316,723   $(1,367,608)  $2,207,755
                           =========   ========   ==========  =========    =======   ===========   ==========


                      See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                            For the three months ended January 31,
                                                                        1999          1998
OPERATING ACTIVITIES:
Net income                                                            $ 48,627       $    49,435

Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation and amortization                                       55,403            74,929
  Equity in operations of investee company                                -               35,986
  Provision for bad debts                                                3,000             5,493

Changes in operating assets and liabilities:
  Accounts receivable                                                  438,075          (101,627)
  Billable production orders in process, at cost                       135,458           237,638
  Other current assets                                                  53,633             9,605
  Other assets                                                            -                 (575)
  Accounts payable                                                  (1,085,033)         (995,695)
  Accrued liabilities and other                                        (23,005)         (101,834)
                                                                       -------          --------

Net cash used in operating activities                                 (373,842)         (786,645)
                                                                      --------          --------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and
leasehold improvements                                                 (31,322)           (3,634)
Advances to investee company, net                                          -             (32,000)
                                                                       -------            ------

Net cash used in investing activities                                  (31,322)          (35,634)
                                                                       -------           -------

Net decrease in cash and cash equivalents                             (405,164)         (822,279)

Cash and cash equivalents at beginning of year                       1,753,681         2,989,370
                                                                     ---------         ---------

Cash and cash equivalents at end of period                          $1,348,517        $2,167,091
                                                                    ==========        ==========


                      See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three month periods ended January 31, 1999 and 1998.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of operations for the first quarter ended January 31, 1999 as compared to the first quarter ended January 31, 1998.

Commissions and fees decreased $584,816 or 34% from $1,743,413 for the quarter ended January 31, 1998 to $1,158,597 for the quarter ended January 31, 1999. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee related costs decreased $394,639 or 34% from $1,177,756 for the quarter ended January 31, 1998 to $783,117 for the quarter ended January 31, 1999. The decrease is a result of a reduction in staff attributable to the Orlando office closing as discussed above. Salaries and employee related costs as a percent of revenues remain at 68% for the quarter ending January 31, 1998 and for the quarter ending January 31, 1999.

Office and general expenses decreased $162,649 or 32% due primarily to the closing of the Orlando office during fiscal 1998 and management efforts to control costs in various operating areas.

Interest income, net, decreased $9,266 due to the reduction in short-term investments.

Income decreased slightly from $49,435 for the quarter ended January 31, 1998 compared to income of $48,627 for the quarter ended January 31, 1999.

Liquidity and Capital Resources

The Company's working capital was $1,392,000 at January 31, 1999, primarily comprised of cash and cash equivalents of $1,349,000, accounts receivable of $3,357,000 and billable production orders of $114,000, offset by accounts payable and accrued liabilities of $3,511,000.

Net cash used in operating activities for the three months ended January 31, 1999 was approximately $373,000. The principal factors contributing to the decrease in cash flow were decreases in accounts payable of $1,085,000, partially offset by decreases in accounts receivable of $438,000 and billable production orders of $135,000.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unsecured $2,000,000 line of credit from a bank which expires in March 1999. Loans against the credit line bear interest equal to the "Prime Rate", as defined. The Prime Rate at January 30, 1999 was 7.75%. The Company intends to renew its credit line in March 1999. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements which would have a material adverse effect on its liquidity.

              GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 6 - Exhibits


Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on March 15, 1999.


                                 Greenstone Roberts Advertising, Inc.


                                 By: /s/ Ronald M. Greenstone
                                     Ronald M. Greenstone
                                     Chairman of the Board, Chief Executive
                                     Officer (principal executive officer),
                                     Chief Financial Officer (principal
                                     financial officer), and Director