Form 10-Q
period 1999-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 1999-06-14
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: APRIL 30, 1999                 Commission File #000-17468
                   --------------                                 ----------



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




                  Common Stock, $.01 par value: 918,277 shares
                               as of June 10, 1999

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE PERIOD ENDED APRIL 30, 1999


                         PART I - FINANCIAL INFORMATION


                                                                PAGE NUMBER
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         April 30, 1999 and October 31, 1998                         3

         Condensed Consolidated Statements of                        4
         Operations for the three and six months ended
         April 30, 1999 and April 30, 1998

         Condensed Consolidated Statements of                        5
         Shareholders' Equity for the six months
         ended April 30, 1999

         Condensed Consolidated Statements of Cash                   6
         Flows          for the six months ended April 30,
         1999 and 1998

         Notes to Condensed Consolidated Financial                   7
         Statements

Item 2.  Management's Discussion and Analysis of                     8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                 9




                          PART II - OTHER INFORMATION



Item 4.  Submission Of Matters To A Vote Of Security
         Holders                                                     10

Item 5.  Other Information                                           10

Item 6.  Exhibits and Reports on Form 8-K                            10

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 April 30,             October 31,
                                                                                   1999                    1998
                                                                               (Unaudited)
ASSETS
   Current Assets
    Cash and cash equivalents                                                  $1,199,485                $1,753,681
    Accounts receivable, net of allowance for bad debts of
      $1,025,223 in 1999 and $986,723 in 1998                                   2,835,190                 3,797,631
    Billable production orders in process, at cost                                 84,378                   249,858
    Deferred income taxes                                                          64,000                    64,000
    Other current assets                                                          142,961                    73,487
                                                                      ---------------------     ---------------------
         TOTAL CURRENT ASSETS                                                   4,326,014                 5,938,657

    Furniture, equipment and leasehold  improvements,
       Less accumulated depreciation and amortization
       Of $1,383,654 in 1999 and $1,275,092 in 1998                               701,504                   761,119
    Deferred income taxes                                                         130,120                   130,120
    Cost in excess of net assets acquired and other assets, net of accumulated amortization of $368,675 in 1999
      and $365,104 in 1998                                                         15,406                    18,977

                                                                      ---------------------     ---------------------
        TOTAL ASSETS                                                           $5,173,044                $6,848,873
                                                                      =====================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                                           $2,997,686                $4,442,500
    Accrued liabilities                                                            70,819                   194,795
                                                                      ---------------------     ---------------------
       TOTAL CURRENT LIABILITIES                                                3,068,505                 4,637,295
                                                                      ---------------------     ---------------------

    Other liabilities                                                              88,035                    52,450
                                                                      ---------------------     ---------------------
        TOTAL LONG TERM LIABILITIES                                                88,035                    52,450
                                                                      ---------------------     ---------------------


SHAREHOLDERS' EQUITY

    Preferred stock, $1.00 par value, 1,000,000 shares
       Authorized, no shares issued or outstanding                              -                         -
    Common stock, $.10 par value, 3,000,000 shares
        Authorized, 1,060,000 shares issued and outstanding                       106,000                   106,000
     Additional paid-in capital                                                 3,600,692                 3,600,692
     Retained earnings/(deficit)                                                 (322,580)                 (179,956)
     Less: treasury stock, 316,723 shares at cost                              (1,367,608)               (1,367,608)
                                                                      ---------------------     ---------------------
        TOTAL SHAREHOLDERS' EQUITY                                              2,016,504                 2,159,128
                                                                      ---------------------     ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $5,173,044                $6,848,873
                                                                      =====================     =====================


                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           FOR THREE MONTHS ENDED APRIL 30,       FOR SIX MONTHS ENDED APRIL 30,
                                                             1999                1998               1999                 1998
                                                             ----                ----               ----                 -----


COMMISSIONS AND FEES                                      $1,011,718          $1,567,444         $2,170,315           $3,310,857
                                                       ---------------    ----------------    ---------------     ----------------

EXPENSES:
   Salaries and employee related expenses                    788,877           1,079,555          1,571,994            2,257,311

   Office and general expenses                               427,641             593,936            769,389            1,098,333

                                                       ---------------    ----------------    ---------------     ----------------

                                                           1,216,518           1,673,491          2,341,383            3,355,644

    Income/(loss) from operations                           (204,800)           (106,047)          (171,068)             (44,787)

    Interest income                                           13,548              19,765             28,444               43,926

    Equity in operations in investee company                    -                (30,272)              -                 (66,258)
                                                       ---------------    ----------------    ---------------     ----------------

INCOME/(LOSS) BEFORE                                        (191,251)           (116,554)          (142,624)             (67,119)
     INCOME TAXES

Provision for income taxes                                      -                   -                  -                    -
                                                       ---------------    ----------------    ---------------     ----------------

NET INCOME/(LOSS)                                          $(191,251)          $(116,554)          $(142,624)           $(67,119)
                                                       ===============    ================    ===============     ================

INCOME/(LOSS) PER COMMON
     SHARE, BASIC AND DILUTED                                 $(0.26)             $(0.16)             $(0.19)             $(0.09)
                                                       ===============    ================    ===============     ================

Shares used in computing Income/(loss)
     per common share, basic                                 743,277             743,277             743,277             743,277
                                                       ===============    ================    ===============     ================

Shares used in computing Income/(loss)
     per common share, diluted                               743,277             753,365             743,277             753,365
                                                       ===============    ================    ===============     ================



                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED APRIL 30, 1999

                                   (UNAUDITED)

                            COMMON STOCK                                                 TREASURY STOCK
                                                       Additional       Retained
                                                        Paid-in         Earnings/
                            SHARES         AMOUNT       CAPITAL         (DEFICIT)         SHARES         AMOUNT           TOTAL

Balance, Oct. 31, 1998     1,060,000      $106,000     $3,600,692       $(179,956)       316,723      $(1,367,608)      $2,159,128


  Net Income/(Loss)            -              -              -           (142,624)          -                -            (142,624)
                           ---------      --------     -----------      ----------      ---------     ------------      -----------

BALANCE, APRIL 30, 1999    1,060,000      $106,000      $3,600,692      $(322,580)       316,723     $(1,367,608)       $2,016,504
                           =========      ========     ===========      ==========      =========    =============      ===========


                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                          FOR THE SIX MONTHS ENDED APRIL 30,
                                                                            1999                        1998
                                                                            ----                        ----
OPERATING ACTIVITIES:
Net income/(loss)                                                        $ (142,624)                 $  (67,119)

Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
 Depreciation and amortization                                              108,562                     144,127
  Equity in operations of investee company                                     -                         66,258
  Provision for bad debts                                                    38,500                      41,830

Changes in operating assets and liabilities:
  Accounts receivable                                                       923,941                    (207,403)
  Billable production orders in process, at cost                            165,480                     247,351
  Other current assets                                                      (69,473)                     9,379
  Other assets                                                                3,571                       (575)
  Accounts payable                                                       (1,444,814)                  (632,145)
  Accrued liabilities and other                                             (88,392)                  (129,566)
                                                                         -----------                 -----------

Net cash used in operating activities                                      (505,249)                  (527,863)
                                                                         -----------                  ----------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold
improvements                                                                (48,947)                   (18,275)
Advances to investee company, net                                               -                      (32,000)
                                                                         -----------                  ----------

Net cash used in investing activities                                       (48,947)                   (50,275)
                                                                         -----------                  -----------

Net decrease in cash and cash equivalents                                   (554,196)                 (578,138)

Cash and cash equivalents at beginning of year                             1,753,681                 2,989,370
                                                                         -----------                  -----------

Cash and cash equivalents at end of period                                $1,199,485                $2,411,232
                                                                         ===========                 =============



                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated interim financial statements included herein have been prepared by Greenstone Roberts Advertising, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the six month periods ended April 30, 1999 and 1998.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Theconsolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

5. On June 9, 1999 a third party purchased 175,000 of the Company's common shares for the sum of $498,750. The shares were sold from the Company's existing treasury stock. At the same time, the Company entered into a consulting agreement with such third party, for a term of four years at a fee of $50,000 per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998.

Commissions and fees decreased $555,726 or 35 percent from $1,567,444 for the three months ended April 30, 1998 to $1,011,718 for the three months ended April 30, 1999. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee related expenses decreased $290,678 or 27 percent from $1,079,555 for the three months ended April 30, 1998 to $788,877 for the three months ended April 30, 1999. The decrease is a result of a reduction in staff attributable to the Orlando office closing as discussed above, as well as reductions in staffing levels in the New York office. Salaries and employee related expenses as a percent of commissions and fees increased from 69 percent for the three months ended April 30, 1998 to 78 percent for the three months ended April 30, 1999. This increase is primarily due to commission paid to an employee based on specific client fees and commissions collected, as provided in such employee's employment agreement.

Office and general expenses decreased $166,295 or 28 percent from $593,936 for the three months ended April 30, 1998 to $427,641 for the three months ended April 30, 1999. This decrease is due primarily to the closing of the Orlando office during fiscal 1998 and management efforts to control costs in various operating areas.

Interest income, net, decreased $6,217 or 31 percent from $19,765 for the three months ended April 30, 1998 to $13,548 for the three months ended April 30, 1999. This decrease is due to the reduction in short-term investments.

Equity in operations in investee company decreased $30,272 or 100 percent from $30,272 for the three months ended April 30, 1998 to zero dollars for the three months ended April 30, 1999. This decrease is the recognition of the Company's proportionate share of the investee company's losses at that time.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1998.

Commissions and fees decreased $1,140,542 or 34 percent from $3,310,857 for the six months ended April 30, 1998 to $2,170,315 for the six months ended April 30, 1999. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee related expenses decreased $685,317 or 30 percent from $2,257,311 for the six months ended April 30, 1998 to $1,571,994 for the six months ended April 30, 1999. The decrease is a result of a reduction in staff attributable to the Orlando office closing as discussed above, as well as reductions in staffing levels in the New York office. Salaries and employee related expenses as a percent of commissions and fees increased from 68 percent for the six months ended April 30, 1998 to 72 percent for the six months ended April 30, 1999. This increase is primarily due to commission paid to an employee based on specific, new client fees and commissions collected, as provided in an employment agreement.

Office and general expenses decreased $328,944 or 30 percent from $1,098,333 for the six months ended April 30, 1998 to $769,389 for the six months ended April 30, 1999. This decrease is due primarily to the closing of the Orlando office during fiscal 1998 and management efforts to control costs in various operating areas.

Interest income, net, decreased $15,482 or 35 percent from $43,926 for the six months ended April 30, 1998 to $28,444 for the six months ended April 30, 1999. This decrease is due to the reduction in short-term investments.

Equity in operations in investee company decreased $66,258 or 100 percent from $66,258 for the six months ended April 30, 1998 to zero dollars for the six months ended April 30, 1999. This decrease is the recognition of the Company's proportionate share of the investee company's losses at that time.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,258,000 at April 30, 1999, primarily comprised of cash and cash equivalents of $1,199,000, accounts receivable of $2,835,000 and billable production orders of $84,000, offset by accounts payable and accrued liabilities of $3,069,000.

Net cash used in operating activities for the six months ended April 30, 1999 was approximately $505,000. The principal factors contributing to the decrease in cash flow were decreases in accounts payable of $1,445,000, partially offset by decreases in accounts receivable of $924,000 and billable production orders in process of $165,000.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unsecured $500,000 line of credit from a bank which expires in March 2000. Loans against the credit line bear interest equal to the "Prime Rate", as defined in the loan agreement. The Prime Rate at June 1, 1999 was 7.75 percent. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements, which would have a material adverse effect on its liquidity.

YEAR 2000

Management has initiated a company-wide program to prepare the Company's computer systems, applications, and software products for the Year 2000, as well as to assess the readiness for the Year 2000 of critical vendors and other third parties upon which the Company relies to operate its business. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions.

The Company is currently converting its major hardware and software to Year 2000 compliant versions. The Company anticipates completing all of its system critical upgrades, enhancements and testing and major vendor and client Year 2000 assessments before the end of the third quarter of fiscal 1999. For most major vendors the Company has several alternative vendors, in the event that any such vendor is not Year 2000 compliant. All costs associated with Year 2000 compliance are estimated at $35,000, not including internal payroll costs, and consist of new hardware and software. The Company has incurred approximately $20,000 in Year 2000 costs to date.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

             None.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 4 - Submission Of Matters To A Vote Of Security Holders

On April 13, 1999 the Company held its annual meeting and recorded the voting results of its shareholders for the election of Directors and the appointment of independent auditors. The following table details these results:

APPOINTMENT OF DIRECTORS

                                 VOTES FOR     VOTES AGAINST    ABSTENTIONS

Gary C. Roberts                   511,787                          2,290
Anthony V. Curto                  511,787                          2,290
Martin S. Sussman                 511,792                          2,285

The directors whose term of office as a director continued after the meeting are: Ronald M. Greenstone, Richard Progain, Victor F. Trizzino, and Monsignor Thomas J. Hartman.

APPOINTMENT OF INDEPENDENT AUDITORS:

VOTES FOR                  VOTES AGAINST             ABSTENTIONS
---------                  -------------             -----------
511,600                       1,780                      597


Item 5. Other Information.

On June 9, 1999 a third party purchased 175,000 of the Company's common shares for the sum of $498,750. The shares were sold from the Company's existing treasury stock. At the same time, the Company entered into a consulting agreement with such third party, for a term of four years at a fee of $50,000 per annum.


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibit 10.1 - Consulting Agreement between Greenstone Roberts
                              Advertising, Inc. and Herman Fialkov dated June 1, 1999.

               Exhibit 27 - Financial Data Schedule

         (b)   None.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on June 14, 1999.


                                       Greenstone Roberts Advertising, Inc.


                                       By: /s/ RONALD M. GREENSTONE
                                           -----------------------------------
                                           Ronald M. Greenstone
                                           Chairman of the Board, Chief
                                           Executive Officer and Director


                                       By: /s/ ROBERT M. SCHILDKRAUT
                                           -----------------------------------
                                           Robert M. Schildkraut
                                           Chief Financial Officer