Form 10-Q
period 1999-07-31
GREENSTONE ROBERTS ADVERTISING INC
filed 1999-09-14
CIK 845048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  JULY 31, 1999                 Commission File #000-17468
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



                  Common Stock, $.01 par value: 918,277 shares
                            as of September 10, 1999

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE PERIOD ENDED JULY 31, 1999


                         PART I - FINANCIAL INFORMATION


                                                                   PAGE NUMBER
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of July 31, 1999
            and October 31, 1998                                         3

            Consolidated Statements of Operations for the
            three and nine months ended July 31, 1999 and
            July 31, 1998                                                4

            Consolidated Statements of Shareholders'
            Equity for the nine months ended July 31, 1999               5

            Consolidated Statements of Cash Flows for the
            nine months ended July 31, 1999 and 1998                     6

            Notes to Consolidated Financial Statements                   7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                 10


                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            11

PART 1.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                             July 31,                October 31,
                                                                               1999                     1998
                                                                           (Unaudited)
ASSETS
   Current Assets
    Cash and cash equivalents                                               $1,259,139                $1,753,681
    Accounts receivable, net of allowance for bad debts of
     $1,028,223 in 1999 and $986,723 in 1998                                 2,863,550                 3,797,631
    Billable production orders in process, at cost                              92,050                   249,858
    Deferred income taxes                                                       64,000                    64,000
    Other current assets                                                       122,523                    73,487
                                                                      ---------------------     ---------------------
         TOTAL CURRENT ASSETS                                                4,401,262                 5,938,657

    Furniture, equipment and leasehold  improvements,
       Less accumulated depreciation and amortization
       $1,436,243 in 1999 and $1,275,092 in 1998                               675,516                   761,119
    Deferred income taxes                                                      130,120                   130,120
    Cost in excess of net assets acquired and other assets, net of accumulated amortization of $379,388 in 1999 and
      $365,104 in 1998                                                           4,691                    18,977
                                                                      ---------------------     ---------------------
        TOTAL ASSETS                                                        $5,211,589                $6,848,873
                                                                      =====================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                                        $2,882,460                $4,442,500
    Accrued liabilities                                                         99,379                   194,795
                                                                      ---------------------     ---------------------
       TOTAL CURRENT LIABILITIES                                             2,981,839                 4,637,295
                                                                      ---------------------     ---------------------

    Other liabilities                                                          104,210                    52,450
                                                                      ---------------------     ---------------------
        TOTAL LONG TERM LIABILITIES                                            104,210                    52,450
                                                                      ---------------------     ---------------------

SHAREHOLDERS' EQUITY

    Preferred stock, $1.00 par value, 1,000,000 shares
       Authorized, no shares issued or outstanding                              -                         -
    Common stock, $.10 par value, 3,000,000 shares
        Authorized, 1,060,000 shares issued and outstanding                    106,000                    106,000
     Additional paid-in capital                                              3,343,793                  3,600,692
     Deficit                                                                  (712,294)                  (179,956)
     Less: treasury stock, 141,723 and 316,723 shares, at cost                (611,959)                (1,367,608)
                                                                      ---------------------     ---------------------
        TOTAL SHAREHOLDERS' EQUITY                                           2,125,540                  2,159,128
                                                                      ---------------------     ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $5,211,589                 $6,848,873
                                                                      =====================     =====================

                                            See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 FOR THREE MONTHS ENDED JULY 31,           FOR NINE MONTHS ENDED JULY 31,
                                                 1999                      1998            1999                      1998
                                                 ----                      ----            ----                     -----

COMMISSIONS AND FEES                           $700,643                 $1,001,056      $2,870,958                $4,311,913
                                          -----------------        ----------------    ---------------         -----------------

EXPENSES:
   Salaries and employee related expenses       722,445                    966,329       2,294,439                 3,223,640

   Office and general expenses                  381,538                    658,635       1,150,927                 1,756,968
                                         -----------------        ----------------    ---------------         -----------------
                                              1,103,983                  1,624,964       3,445,365                 4,980,608
                                         -----------------        ----------------    ---------------         -----------------
    Loss from operations                       (403,340)                  (623,908)       (574,408)                 (668,695)

    Interest income, net                         13,627                     21,903          42,070                    65,829

    Equity in operations in investee company       -                         -                -                      (66,258)
                                         -----------------        ----------------    ---------------         -----------------
LOSS BEFORE INCOME TAXES                       (389,713)                  (602,005)       (532,338)                 (669,124)

Provision for income taxes                         -                         -                -                         -
                                         -----------------        -----------------   ---------------         -----------------
NET LOSS                                      $(389,713)                 $(602,005)      $(532,338)                $(669,124)
                                         =================        =================   ===============         =================

INCOME/(LOSS) PER COMMON
    SHARE, BASIC AND DILUTED                    $(0.46)                     $(0.81)         $(0.68)                   $(0.90)
                                         ===================     ==================   ===============         =================

Shares used in computing loss
     per common share, basic                   844,092                     743,277         778,277                   743,277
                                         ===================     ==================   ================        =================

Shares used in computing loss
     per common share, diluted                 844,092                     743,277         778,277                   743,277
                                         ===================     ==================   ================        ==================

                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED JULY 31, 1999

                                   (UNAUDITED)

                                      COMMON STOCK                                      TREASURY STOCK
                                                              Additional
                                                              Paid-in
                                        Shares       Amount   Capital        Deficit    Shares            Amount             Total
                                        ------       ------   ----------     -------    ------            ------             ------

  Balance, Oct. 31, 1998              1,060,000     $106,000  $3,600,692    $(179,956)  316,723       $(1,367,608)      $2,159,128

     Issuance of treasury
     stock                                                      (256,889)              (175,000)          755,649          498,750

     Net Loss                             -            -            -        (532,338)     -                -             (532,338)
                                      ---------    ---------  ----------    ----------  --------      ------------      -----------
  BALANCE, JULY 31, 1999              1,060,000     $106,000  $3,343,793    $(712,294)  141,723         $(611,959)      $2,125,540
                                      =========    =========  ==========    ==========  ========      ============      ===========

                                                   See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED JULY 31,
                                                                   1999                1998
                                                                   ----                -----
OPERATING ACTIVITIES:
Net loss                                                      $ (532,338)          $  (669,124)

Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
  Depreciation and amortization                                  175,435               279,698
  Equity in operations of investee company                         -                    66,258
  Provision for bad debts                                         41,500               (52,991)

Changes in operating assets and liabilities:
  Accounts receivable                                            892,581               881,015
  Billable production orders in process, at cost                 157,808               145,927
  Other current assets                                           (49,035)              (30,547)
  Other assets                                                    14,286                  (575)
  Accounts payable                                            (1,560,040)             (349,728)
  Accrued liabilities and other                                  (43,656)             (144,026)
                                                             ------------          ------------

Net cash (used in) provided by operating activities             (903,459)              125,907
                                                             ------------          ------------
INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold
improvements                                                     (89,833)             (459,038)
Advances to investee company, net                                   -                  (36,727)
                                                              -----------           -----------
Net cash used in investing activities                            (89,833)             (495,765)
                                                              -----------           -----------

FINANCING ACTIVITIES:

Sale of treasury stock                                           498,750                 -
                                                                 -------            -----------

Net cash provided by financing activities                        498,750                -
                                                                ---------           -----------

Net decrease in cash and cash equivalents                       (494,542)             (369,858)

Cash and cash equivalents at beginning of period               1,753,681             2,989,370
                                                             ------------           ------------

Cash and cash equivalents at end of period                    $1,259,139            $2,619,512
                                                             ============           ============

                             See accompanying notes.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated interim financial statements included herein have been prepared by Greenstone Roberts Advertising, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

2. These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the nine month periods ended July 31, 1999 and 1998.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

5. On June 9, 1999 a third party purchased 175,000 of the Company's common shares for the sum of $498,750. The shares were sold from the Company's existing treasury stock. At the same time, the Company entered into a consulting agreement with such third party, for a term of four years, at a fee of $50,000 per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1998.

Commissions and fees decreased $300,413 or 30 percent from $1,001,056 for the three months ended July 31, 1998 to $700,643 for the three months ended July 31, 1999. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee related expenses decreased $243,884 or 25 percent from $966,329 for the three months ended July 31, 1998 to $722,445 for the three months ended July 31, 1999. The decrease is a result of a reduction in staff attributable to the Orlando, Florida office closing as discussed above, as well as reductions in staffing levels in the Melville, New York office. Salaries and employee related expenses as a percent of commissions and fees increased from 97 percent for the three months ended July 31, 1998 to 103 percent for the three months ended July 31, 1999. This increase is primarily due to commission paid to an employee based on specific client fees and commissions collected, as provided in such employee's employment agreement.

Office and general expenses decreased $277,097 or 42 percent from $658,635 for the three months ended July 31, 1998 to $381,538 for the three months ended July 31, 1999. This decrease is due primarily to the closing of the Orlando office during fiscal 1998 and management efforts to control costs in various operating areas.

Interest income, net, decreased $8,276 or 38 percent from $21,903 for the three months ended July 31, 1998 to $13,627 for the three months ended July 31, 1999. This decrease is due to the reduction in short-term investments.

Net loss decreased $212,292 or 35 percent from $602,005 for the three months ended July 31, 1998 to $389,713 for the three months ended July 31, 1999. This decrease is primarily due to the closing of the Orlando office during fiscal 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 1999 AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998.

Commissions and fees decreased $1,440,955 or 33 percent from $4,311,913 for the nine months ended July 31, 1998 to $2,870,958 for the nine months ended July 31, 1999. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee related expenses decreased $929,201 or 29 percent from $3,223,640 for the nine months ended July 31, 1998 to $2,294,439 for the nine months ended July 31, 1999. The decrease is a result of a reduction in staff attributable to the Orlando, Florida office closing as discussed above, as well as reductions in staffing levels in the Melville, New York office. Salaries and employee related expenses as a percent of commissions and fees increased from 75 percent for the nine months ended July 31, 1998 to 80 percent for the nine months ended July 31, 1999. This increase is primarily due to commission paid to an employee based on specific, new client fees and commissions collected, as provided in such employee's employment agreement.

Office and general expenses decreased $606,041 or 34 percent from $1,756,968 for the nine months ended July 31, 1998 to $1,150,927 for the nine months ended July 31, 1999. This decrease is due primarily to the closing of the Orlando office during fiscal 1998 and management efforts to control costs in various operating areas.

Interest income, net, decreased $23,759 or 36 percent from $65,829 for the nine months ended July 31, 1998 to $42,070 for the nine months ended July 31, 1999. This decrease is due to the reduction in short-term investments.

Equity in operations in investee company decreased $66,258 or 100 percent from $66,258 for the nine months ended July 31, 1998 to zero dollars for the nine months ended July 31, 1999. This decrease is the recognition of the Company's proportionate share of the investee company's losses at that time.

Net loss decreased $136,789 or 20 percent from $669,124 for the nine months ended July 31, 1998 to $532,338 for the nine months ended July 31, 1999. This decrease is primarily due to the closing of the Orlando office during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,419,000 at July 31, 1999, primarily comprised of cash and cash equivalents of $1,259,000, accounts receivable of $2,864,000 and billable production orders of $92,000, offset by accounts payable and accrued liabilities of $2,982,000.

Net cash used in operating activities for the nine months ended July 31, 1999 was approximately $903,000. The principal factors contributing to the decrease in cash flow were decreases in accounts payable of $1,560,000, partially offset by decreases in accounts receivable of $893,000 and billable production orders in process of $158,000.

Net cash provided by financing activities for the nine months ended July 31, 1999 was $498,750. On June 9, 1999 a third party purchased 175,000 of the Company's common shares for the sum of $498,750. The shares were sold from the Company's existing treasury stock. At the same time, the Company entered into a consulting agreement with such third party, for a term of four years, at a fee of $50,000 per annum.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available a $500,000 line of credit from a bank which expires in April 2000. Loans against the credit line bear interest equal to the "Prime Rate", as defined in the line letter. The Prime Rate at September 6, 1999 was
8.25 percent. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements, which would have a material adverse effect on its liquidity.

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

The Company is currently converting its major hardware and software to Year 2000 compliant versions. The Company completed all of its system critical upgrades, enhancements and testing and major vendor and client Year 2000 assessments, with the exception of it voice mail system which will completed in October 1999. For most major vendors the Company has several alternative vendors, in the event that any such vendor is not Year 2000 compliant. All costs associated with Year 2000 compliance are estimated at $35,000, not including internal payroll costs, and consist of new hardware and software. The Company has incurred approximately $30,000 in Year 2000 costs to date.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         None.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27   -  Financial Data Schedule

        (b) None.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on September 13, 1999.


                               Greenstone Roberts Advertising, Inc.
                               (Registrant)

                                By: /S/ RONALD M. GREENSTONE
                                   ----------------------------
                                   Ronald M. Greenstone
                                   Chairman of the Board, Chief Executive
                                   Officer and Director


                                 By: /S/ ROBERT M. SCHILDKRAUT
                                    -----------------------------
                                    Robert M. Schildkraut
                                    Chief Financial Officer