Form 10KSB
period 1999-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 2000-01-28
CIK 845048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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
(State or other jurisdiction of                               (I.R.S. Employer
(Incorporation or organization)                              Identification No.

401 BROADHOLLOW ROAD
MELVILLE, NEW YORK                                                     11747
(Address of principal executive offices)                             (Zip Code)

                                 (631) 249-2121
                 Company's telephone number, including area code
                  --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
 -----------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,877,996

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

                        $1,951,339 AS OF JANUARY 18, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        COMMON STOCK, $0.01 PAR VALUE --
                    918,277 SHARES (AS OF JANUARY 18, 2000)

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders will be incorporated into Part III of this Form 10-KSB.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. THOSE STATEMENTS INCLUDE, BUT MAY NOT BE LIMITED TO, THE DISCUSSIONS OF THE COMPANY'S OPERATING AND GROWTH STRATEGY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE TO BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT EVENTS AND CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

The Company was incorporated under the laws of the State of New York on February 25, 1972 under the name Greenstone Ad Agency, Inc. and subsequently changed its name to Greenstone Roberts Advertising, Inc. On July 29, 1997 the Company filed an amendment to its Certificate of Incorporation with the New York Secretary of State as a result of a reverse one-for-ten stock split.

The Company is a full-service advertising agency which analyzes and provides advertising for its clients, and plans and creates advertising for dissemination through various media such as television, radio, newspapers, magazines, the internet and billboards. The Company has developed expertise in such related areas of marketing, consultation, direct mail advertising, market and product research, design and production of merchandising and sales promotion programs and materials, corporate identification, and public relations. The Company creates an advertising program within the limits imposed by the client's advertising budget or its annual retainer. The Company's commission for advertising services is generally 15% of the gross charge (commonly referred to as "billings") for purchasing advertising space or time. This is consistent with the industry average.

The Company maintains its operations in Long Island, New York. On July 15, 1998 the Company closed its Florida operation, due primarily to the loss of several significant customers of the Florida office. The Company does not believe that the closing of the Florida office has had or will have an adverse effect on its financial condition and results of operations. In addition, as of October 31, 1998, the Company had fully amortized its 49% equity interest in The Gothard Group ("Gothard"), a Miami-based public relations agency. In July 1998, the Company filed a lawsuit against Gothard seeking among other things, damages under a certain management agreement and repayment of certain loans made by the Company to Gothard. In December 1998, Gothard filed for Chapter 7 protection and all assets were placed in trust. During 1998, the Company advanced Gothard approximately $126,000, and as of October 31, 1998 was owed $186,000 for advances of monies and $126,000 in accounts receivable. In connection with Gothard filing for Chapter 7, the Company, in the fourth quarter of fiscal 1998, fully reserved approximately $126,000 of accounts receivable and the $186,000 of advances due from Gothard. Also for the year ended October 31, 1998, the Company recorded an equity loss of $66,258 representing its proportionate share of Gothard's losses up to the Company's remaining investment in Gothard. No additional loss of Gothard will be recognized as the Company has no plans to support the operations of Gothard. Any monies recovered by the Company from Gothard will be recorded as Other Income.

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

SOLICITATION OF NEW BUSINESS

The Company has been in business for 27 years and believes it is well known in the Long Island marketplace. The Company generally obtains new clients through referrals or by identifying prospects through market research in product and service industries in which the Company does not have a competing client. The Company solicits prospective clients through personal contacts and presentations by agency principals, backed by a team of creative and media personnel. The initial step in the selection process normally involves preparing a capability study demonstrating the Company's ability to service the prospective client. Following the submission of a capability study, advertisers generally seek presentations from a limited number of agencies. In soliciting new clients, the Company often incurs expenses prior to obtaining such clients, and there is no assurance that the Company will be able to obtain such clients or, if the clients are obtained, that such expenses will be reimbursed by the client. The Company considers the potential revenue from a new client when determining the appropriate level of expenses for such presentations. The period of time required by the Company to obtain a new client and generate revenues therefrom may range from weeks to several months.

REVENUES

The primary sources of the Company's revenues are commissions earned from advertising placed with the various media and service fees for creative time. The Company places advertising for its clients only in the capacity of an agent and not as a principal. It is expressly understood that the Company is acting only as an agent of its clients and that ultimate responsibility for the costs incurred rests solely with such clients and not with the Company. Clients pay the Company the full media charge for these advertisements. The Company retains an agency commission, which is generally 15% of the gross media charges, and remits the remaining fee to the media. The billing and collection procedures established by the Company require that billings be collected from its clients in sufficient time for the Company to make the corresponding payment to the related media, usually within 30 to 60 days of invoice. Service fees for creative and typesetting time are established on a case-by-case basis. The Company also receives a service fee on its outside purchases of production materials (such as photography and printing) for clients, generally 20% over the cost of such purchases. In some cases, fees are generated in lieu of commissions on media and markup on outside purchases of production materials.

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

For the twelve months ended October 31, 1999, five of the Company's clients represented 17%, 17%, 12%, 11% and 11%, respectively, of the Company's revenues. The Company depends upon a core of approximately 15 clients from which it obtains the bulk of its revenues.

Advertising industry clients can terminate their relationship with the Company on relatively short notice, typically 60 to 90 days. The Company can terminate, at any time, personnel working directly on the accounts to reduce its overhead.

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

No claims or enforcement actions have been instituted against the Company to date and the Company believes that it is in compliance in all material respects with all applicable regulations. The Company maintains errors and omissions insurance and believes that such coverage would adequately protect it in the event claims are made by governmental agencies or others. In addition, the Company has a "hold harmless" clause in most agreements with clients.

EMPLOYEES

As of October 31, 1999, the Company employed 28 people, all but one of which are employed on a full-time basis, including 8 in account management, 4 in media, 3 in production, 5 in creative services and 8 in general administration and finance.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company leases its office, which is considered ample for its present needs. The following table provides data on the Company's office.


                                      ANNUAL       APPROXIMATE   LEASE
 OFFICE           LOCATION            BASE RENT    SQUARE FEET   EXPIRATION DATE
-------------------------------------------------------------------------------
New York         401 Broadhollow Road     $ 284,136      12,944     7/31/08
                 Melville, New York


ITEM 3. LEGAL PROCEEDINGS.

In June 1997, a former client of the Company filed a civil claim against the Company and Gothard. The former client sought, among other remedies, to be relived of its obligations to pay outstanding bills due and owing the Company and to collect damages. The Company and Gothard filed a counterclaim against the former client seeking payment of amounts due for advertising and public relations services and expenses. In February 1998, the Company obtained a judgment against the former client in the total amount of $1,196,000. Efforts to collect the judgment have, thus far, been unsuccessful. On September 20, 1999 the former client filed for Chapter 7 Bankruptcy in United States Bankruptcy Court, Middle District of Florida, Tampa Division. The Company is filing its claim as a creditor with the bankruptcy trustee.

Greenstone Roberts Advertising Florida, Inc., a wholly-owned subsidiary of the Company, Gothard, an entity which is 49% owned by Greenstone Roberts Advertising Florida, Inc. and Ronald Greenstone, Chairman of the Board, Chief Executive Officer and Director of the Company were named as defendants in litigation filed by Barbara W. Gothard in Circuit Court in Miami-Dade County, Florida on April 21, 1998. The action arises from a dispute between the Company and Barbara Gothard concerning the management and operation of Gothard. This case has been consolidated under court order with an earlier filed action between Greenstone Roberts Advertising Florida, Inc. against Gothard and Barbara W. Gothard in which the Company seeks, among other things, damages for breaches of contract and breaches of fiduciary duty. The Gothard claim against the Greenstone entities has been dismissed. Written discovery by the Greenstone entities is on-going.

Pursuant to the agreement of the parties, the Court has appointed a receiver for Gothard. On December 15, 1998, a Chapter 7 bankruptcy was filed on behalf of Gothard, by Barbara Gothard and a bankruptcy trustee has been appointed. Management believes that the outcome of such litigation will not have a material adverse effect on its financial condition or annual results of operations.

Barbara Gothard and The Gothard Group, Inc., d/b/a Gothard/Greenstone Roberts were named defendants in litigation filed by Centurion Capital Corp in Circuit Court in Miami-Dade County Florida on April 29, 1998. This action asserts a claim against the defendants in the amount of approximately $60,000 based on alleged claims of breach of contract, money lent, conversion and account stated. The Company is vigorously defending the claims. Management believes that the outcome of such litigation will not have a material effect on its financial condition or annual results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was delisted from the NASDAQ SmallCap market effective with the close of business July 28, 1998. On July 29, 1998 the Company filed a Form 8-K to disclose the delisting. Effective July 29, 1998 the Company's common stock is trading on the over-the-counter bulletin board market and continues to be quoted under the symbol GRRI.

The following table sets forth the high and low closing bid quotations for the Company's common stock, as reported by Standard & Poors Comstock for the periods indicated. These quotations represent bid prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                COMMON STOCK CLOSING BID PRICES FOR EACH QUARTER
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1999

                           1999                  1998

                     HIGH       LOW        HIGH         LOW
                     ----       ---        ----         ---

First Quarter        $1.44     $0.91       $2.88       $1.88

Second Quarter        1.00      0.88        2.88        1.75

Third Quarter         2.75      0.88        2.75        1.25

Fourth Quarter        2.50      0.88        1.31         .90


The Company's common stock was held by approximately 261 shareholders of record as of January 18, 2000.

The Company has never paid a cash dividend on its common stock and does not contemplate paying cash dividends on its common stock in the foreseeable future.

On June 9, 1999 the Company sold 175,000 shares of its common stock to Herman Fialkov (the "Investor") in a private placement for a purchase price of $498,750. Such securities were sold by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption provided by Section 4(2) of the Securities Act. The Investor represented to the Company that he is an "accredited investor" as defined in Regulation D of the Securities Act.

ITEM 6A. PLAN OF OPERATION

Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements that would have a material adverse effect on its liquidity and that would require the Company to raise additional capital.

ITEM 6B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999 AS COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 1998

Commission and fee revenue decreased $1,773,603 or 31% from $5,651,599 for the fiscal year ended October 31, 1998 to $3,877,996 for the fiscal year ended October 31, 1999. This decrease is principally attributable to the closing of the Orlando office during fiscal 1998.

Salaries and employee-related expenses decreased $1,066,725 or 27% from $3,961,639 for the fiscal year ended October 31, 1998 to $2,894,914 for the fiscal year ended October 31, 1999. The decrease is a result of a reduction in staff attributable to the Orlando office closing discussed above and management efforts to control salary expenses.

Office and general expenses decreased $807,911 or 34% from $2,343,506 for the fiscal year ended October 31, 1998 to $1,535,595 for the fiscal year ended October 31, 1999. The decrease is a result of a reduction in expenses attributable to the Orlando office closing as discussed above and management efforts to control expenses.

Interest income decreased $21,147 or 27% from $79,647 for the fiscal year ended October 31, 1998 to $58,500 for the fiscal year ended October 31, 1999. The decrease is due to lower cash balances maintained during fiscal 1999.

The equity in operations and provision for loss on amounts due from investee company decreased from $378,102 or 100% for the fiscal year ended October 31, 1998 to zero dollars for the fiscal year ended October 31, 1999. During fiscal 1998 the Company determined it would no longer fund the operations of Gothard once its investment in Gothard was fully amortized.

Net loss decreased $444,835 or 47% from $938,848 for the fiscal year ended October 31, 1998 to $494,013 for the fiscal year ended October 31, 1999 due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $1,429,000 at October 31, 1999, primarily comprised of cash and cash equivalents of $1,985,000, accounts receivable of $4,035,000 and billable production orders of $126,000, offset by accounts payable and accrued liabilities of $4,834,000.

Net cash used in operating activities for the year ended October 31, 1999 was approximately $183,000. The principal factors contributing to the decrease in cash flow were a net loss of $494,000 and increases in accounts receivable of $250,000 and other current assets of $43,000, offset by increases in accounts payable and accrued liabilities of $239,000 and depreciation and amortization of $229,000.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available a $500,000 line of credit from a bank which expires in April 30, 2000. Loans against the credit line shall bear interest equal to the "Prime Rate", as defined in the credit agreement. The Prime Rate at October 31, 1999 was 8.0%. The Company did not have any amounts outstanding to the bank at October 31, 1999. The Company intends to renew its line of credit in April 2000. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements that would have a material adverse effect on its liquidity.

On June 9, 1999 a third party purchased 175,000 shares of the Company's common stock for the sum of $498,750. The shares were sold from the Company's existing treasury stock. At the same time, the Company entered into a consulting agreement with such third party, for a term of four years, at a fee of $50,000 per annum.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 13(a) of Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1998, the Company dismissed Ernst & Young LLP as its independent auditors and retained BDO Seidman LLP. On November 9, 1998, the Company filed a Form 8-K disclosing the change in the Company's certified public accountants, which is incorporated herein by reference.

There were no disagreements with the accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

On October 29, 1999 Herman Fialkov filed Form 3 for the purchase of 175,000 share of the Company's common stock on June 9, 1999. Said form was to be filed by June 19, 1999.

Required information incorporated by reference to the Company's Proxy Statement to be filed within 120 days of October 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

Required information is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of October 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Required information is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of October 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 9, 1999 Herman Fialkov, a third party, purchased 175,000 shares of the Company's common stock for the sum of $498,750. The shares were sold from the Company's existing treasury stock. At the same time, the Company entered into a consulting agreement with Fialkov, for a term of four years, at a fee of $50,000 per annum.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)    Financial Statements:
           Refer to F-1 for index

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

10.13 Employment agreement between the Company and Ronald M. Greenstone dated January 1, 1998.

10.14 Employment agreement between the Company and Gary C. Roberts dated January 1, 1998.

10.15 Form of lease agreement between the Registrant and 401 Broadhollow Realty Corp dated April 15, 1998.

21**      Subsidiaries of the Company.

27**      Financial data schedule

28        Consulting agreement between the Company and Herman Fialkov dated June
          9, 1999.

99** Employment agreement between the Company and Gary C. Roberts dated December 22, 1999.

    (b)   Reports on Form 8-K:

          None.

        *Indicates a Management Contract or a Compensatory Plan or Arrangement. **Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on January 27, 2000.


                      Greenstone Roberts Advertising, Inc.



                          By: /S/ RONALD M. GREENSTONE
                              --------------------------
                              /s/ Ronald M. Greenstone
                                  Chairman of the Board


                            /S/ ROBERT M. SCHILDKRAUT
                            ----------------------------
                             /s/ Robert M. Schildkraut
                                 Chief Financial Officer
                                (Principal Accounting and
                                 Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


 /S/ RONALD M. GREENSTONE    Chairman of the Board, Chief    January 26, 2000
---------------------------  Executive Officer and Director
 /s/ Ronald M. Greenstone    (principal executive officer)


 /S/ GARY C. ROBERTS         President and Director          January 26, 2000
---------------------------
 /s/ Gary C. Roberts


                             Director                        January 27, 2000
---------------------------
 /s/ Thomas Hartman


 /S/ ANTHONY V. CURTO        Director                        January 26, 2000
---------------------------
 /s/ Anthony V. Curto


 /S/ RICHARD PROJAIN         Director                        January 27, 2000
---------------------------
 /s/ Richard Projain


 /S/ VICTOR F. TRIZZINO      Director                        January 27, 2000
---------------------------
 /s/ Victor F. Trizzino

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                      NUMBER

Report of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheets as of October 31, 1999 and 1998             F-3

Consolidated Statements of Operations for the years ended
  October 31, 1999 and 1998                                             F-4

Consolidated Statements of Shareholders' Equity for the years
  ended October 31, 1999 and 1998                                       F-5

Consolidated Statements of Cash Flows for the years ended
  October 31, 1999 and 1998                                             F-6

Notes to Consolidated Financial Statements                       F-7 to F-13


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Greenstone Roberts Advertising, Inc.


We have audited the accompanying consolidated balance sheets of Greenstone Roberts Advertising, Inc. and subsidiary as of October 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenstone Roberts Advertising, Inc. and subsidiary at October 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

                                             /s/  BDO Seidman, LLP


Melville, New York
January 10, 2000



               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                OCTOBER 31,
                                                                            1999               1998
                                                                            ----               ----
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                          $1,985,070        $1,753,681
      Accounts receivable, net of allowance for bad debts
         of $998,723 in 1999 and $986,723 in 1998                         4,035,734         3,797,631
      Billable production orders in process, at cost                        126,413           249,858
      Other current assets                                                  116,886            73,487
                                                                        ------------       -----------
      TOTAL CURRENT ASSETS                                                6,264,103         5,874,657

      Furniture, equipment and leasehold improvements,
         less accumulated depreciation and amortization                     632,141           761,119
      Deferred income taxes                                                 194,120           194,120
      Cost in excess of net assets acquired and other assets, net of accumulated amortization of $97,041 in 1999 and
         $80,323 in 1998                                                      2,257            18,977
                                                                        ------------      -----------
   TOTAL ASSETS                                                          $7,092,621        $6,848,873
                                                                        ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
        Accounts payable and accrued liabilities                         $4,834,686        $4,637,295

   TOTAL CURRENT LIABILITIES                                            -----------      ------------
                                                                          4,834,686         4,637,295

   Other liabilities                                                         94,070            52,450

                                                                        ------------       -----------
   TOTAL LIABILITIES                                                      4,928,756         4,689,745

   COMMITMENTS AND CONTINGENCIES (NOTE 9)

   SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 1,000,000 shares
        Authorized, no shares issued or outstanding                              -                  -
    Common stock, $.10 par value, 3,000,000 shares
        authorized, 1,060,000 shares issued                                 106,000           106,000
    Additional paid-in capital                                            3,343,793         3,600,692
    Accumulated deficit                                                    (673,969)         (179,956)
    Less: treasury stock, 141,723 and 316,723 shares at cost               (611,959)       (1,367,608)
                                                                        ------------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                2,163,865         2,159,128
                                                                        ------------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $7,092,621        $6,848,873
                                                                        ============      ===========


           See accompanying notes to consolidated financial statements



               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the years ended October 31,
                                                                1999                  1998
                                                                ----                  ----
Commissions and fees                                          $3,877,996            $5,651,599

Expenses:
   Salaries and employee-related expenses                      2,894,914             3,961,639
   Office and general expenses                                 1,535,595             2,343,506

                                                         ----------------    ------------------
                                                               4,430,509             6,305,145
                                                         ----------------    ------------------
                                                                (552,513)             (653,546)

Interest income                                                   58,500                79,647
Equity in operations and provision for loss on
  amounts due from investee company                                    -              (378,102)
                                                         ----------------    ------------------

Loss before income taxes                                        (494,013)              (952,001)

Federal income tax benefit                                             -                13,153
                                                         ----------------    ------------------

Net Loss                                                      $ (494,013)            $ (938,848)
                                                         ================    ==================

Net loss per common share-basic and diluted                   $    (0.61)            $    (1.26)
                                                         ================    ==================
Weighted average common shares outstanding-
 Basic and diluted                                               812,813               743,277
                                                         ================    ==================


          See accompanying notes to consolidated financial statements.


               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


                                       COMMON STOCK            Additional                     TREASURY STOCK
                                                               Paid-In       Retained
TOTAL                             SHARES          AMOUNT       CAPITAL       EARNINGS      SHARES                 AMOUNT

BALANCE - OCTOBER 31, 1997       1,060,000       $106,000     $3,600,692     $758,892     316,723      $(1,367,608)   $3,097,976

     Net loss                            -              -                    (938,848)                            -     (938,848)
                                                                 -                         -

                               ------------   ------------    ------------  -----------  -----------    ------------ -------------
BALANCE - OCTOBER 31, 1998       1,060,000        106,000      3,600,692     (179,956)     316,723      (1,367,608)    2,159,128

     Treasury stock issued                                      (256,899)                 (175,000)        755,649       498,750

     Net loss                                                                (494,013)
                                                                                                                        (494,013)

                               ------------   ------------    ------------  -----------  -----------    ------------ -------------
 BALANCE - OCTOBER 31, 1999      1,060,000       $106,000     $3,343,793   $ (673,969)      141,723     $ (611,959)   $2,163,865
                               ============   ============    ============  ===========  ===========     ============ =============



          See accompanying notes to consolidated financial statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE YEARS ENDED OCTOBER 31,
                                                                         1999                   1998
-                                                                        ----                   ----

OPERATING ACTIVITIES:
Net loss                                                                 $(494,013)             $(938,848)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                        229,940                354,223
      Provision for amounts due from investee company
         and equity in operations                                                                 378,102
                                                                           -
      Provision for bad debts                                               12,000
                                                                                                 -
Changes in operating assets and liabilities:
      Accounts receivable                                                 (250,103)               356,991
      Billable production orders in process, at cost                       123,445                245,854
      Recoverable income taxes and other current assets                    (43,399)                48,122
      Other assets                                                                                 12,311
                                                                           -
      Accounts payable and accrued liabilities                             239,011             (1,128,069)

                                                                      --------------          ---------------

      Net cash used in operating activities                               (183,119)              (671,314)
                                                                      --------------          ---------------

      INVESTING ACTIVITIES:
      Purchases of furniture, equipment and leasehold
           Improvements                                                    (84,242)              (438,443)
      Advances to investee company, net                                           -              (125,932)
                                                                      --------------        ---------------

      Net cash used in investing activities                                (84,242)              (564,375)
                                                                      --------------        ---------------

      FINANCING ACTIVITIES:
      Sale of treasury stock                                               498,750                      -

                                                                      --------------        ---------------
      Net cash provided by financing activities                            498,750                      -
                                                                      --------------        ---------------

      Net increase (decrease) in cash and cash equivalents                 231,389            (1,235,689)

      Cash and cash equivalents at beginning of year                     1,753,681             2,989,370
                                                                      --------------        ---------------

      Cash and cash equivalents at end of year                           1,985,070            $1,753,681
                                                                      ==============        ===============

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

NATURE OF BUSINESS:

The Company is a full service advertising agency which analyzes and provides advertising for its clients, and plans and creates advertising for dissemination through various media such as television, radio, newspapers, magazines and billboards. The Company operates in only one segment.

RECOGNITION OF COMMISSION AND FEE REVENUE

Substantially all revenues are derived from commissions for placement of advertisements in various media and fees for production of advertisements and marketing materials. Such revenues are recognized as earned. Billings are generally rendered upon insertion date for media and as costs are incurred for production. Fee revenue is recognized when services are rendered. Accounts receivable include both the income recognized, as well as the actual media and production costs which are paid for by the Company and rebilled to clients at the Company's cost plus agreed upon commissions.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents, including commercial paper, certificates of deposit and money market mutual funds. Cash equivalents as of October 31, 1999 and 1998 were approximately $1,985,000 and $1,750,000, respectively.

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

Furniture                 5 - 7 years
Equipment                 5 - 7 years
Leasehold improvements    Lease term or useful life, whichever is shorter

LONG LIVED ASSETS

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such an impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through October 31, 1999.

INCOME TAXES

The Company accounts for income taxes on the liability method. Under the liability method, deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted tax rates.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. For fiscal 1999 and 1998, all options outstanding were anti-dilutive. These options expire in 2005.

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

STOCK-BASED COMPENSATION

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items.

2.  INVESTMENT IN INVESTEE COMPANY:
    ------------------------------

On August 8, 1996, the Company acquired a 49% interest in the Gothard Group, Inc., a Miami-based public relations agency. The Company merged its existing public relations business and its Hispanic Division into the Gothard Group, Inc. and renamed the new company Gothard/Greenstone Roberts, Inc. ("Gothard"). The Company accounted for its interest in Gothard using the equity method of accounting. The excess of the purchase price over the net assets of the acquired interest was being amortized over ten years.

In July 1998 the Company filed a lawsuit against Gothard seeking among other things, damages under a certain management agreement and repayment of certain loans made by the Company to Gothard. (See note 9). In December 1998, Gothard filed for Chapter 7 bankruptcy protection and all assets were placed in trust. During 1998, the Company advanced Gothard approximately $126,000 ($75,000 of which represented the payment of an outstanding bank loan for which the Company was a guarantor). In connection with Gothard filing for Chapter 7, the Company fully reserved approximately $126,000 of accounts receivable and $186,000 of advances due from Gothard at October 31, 1998. Also, for the year ended October 31, 1998, the Company recorded an equity loss of $66,258 representing its proportionate share of Gothard's losses up to the Company's remaining investment in Gothard. No additional loss of Gothard will be recognized as the Company has no plans to support the operations of Gothard.

3. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   ------------------------------------------------

Furniture, equipment and leasehold improvements are summarized as follows:

                                                 October 31,        October 31,
                                                    1999                1998
                                                                                           ----                       ----

Office equipment                                 $1,613,469        $1,584,159
Furniture and fixtures                              182,083           172,596
Leasehold improvements                              324,902           279,456

                                                 ------------    -------------
                                                  2,120,454        2,036,211

Less accumulated depreciation and amortization   (1,488,313)      (1,275,092)
                                                 ------------    -------------
                                                   $632,141         $761,119
                                                 ============    =============

Depreciation expense totaled approximately $213,000 and $387,000 for the years ended October 31, 1999 and 1998, respectively.

4. LINE OF CREDIT AGREEMENT:
   ------------------------

The Company has available a $500,000 line of credit with a bank, which expires April 30, 2000. Borrowings against this line bear interest at the prime rate, as defined. The prime rate approximated 8.0% at October 31, 1999. The Company did not have any amounts outstanding to the bank at October 31, 1999. The Company intends to renew its line of credit in April 2000.

5. INCOME TAXES:
   ------------

As a result of losses from operations, the Company has available a Federal net operating loss carryforward of approximately $1,265,000 which expires in various years through 2019, a New York State net operating loss carryforward of approximately $972,000 which expires in various years through 2018, and a Florida state net operating loss carryforward of approximately $2,007,000 which expires in various years through 2018.

The components of the Company's net deferred tax assets are as follows:

                                                October 31,        October 31,
                                                   1999               1998
                                                   ----               ----
Deferred tax liability:
   Fixed assets                                 $(23,000)          $(9,000)
   Other                                                -          (24,000)
                                           ---------------   ---------------
      Total deferred tax liability               (23,000)          (33,000)
                                           ---------------   ---------------

Net Deferred tax assets:
     Net operating loss carryforwards            487,000           344,000
     Accounts receivable reserves                456,000           452,000
     Amortization of excess of purchase price
       over net assets acquired                  169,000           141,120
     Other                                        33,120                 -
                                          ---------------    ---------------
         Total deferred tax assets             1,145,120           927,120
                                          ---------------    ---------------
Valuation allowance for deferred tax assets     (928,000)         (710,000)
                                          ---------------    ---------------
Net deferred tax assets                         $194,120          $194,120
                                          ===============    ===============

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The following table reconciles the Federal statutory rate to the Company's effective rate:

                                              October 31,        October 31,
                                                 1999               1998
                                                 ----               ----
(Benefit)provision for Federal income
   taxes at the statutory rate                   (34.0)%              (34.0)%
State income taxes, net of Federal
   Income tax benefit                             (4.5)                 -
Non-deductible expenses                            1.0                  2.7
Other                                              -                    1.1
Increase in valuation allowance                   37.5                 28.8
                                            ----------------     --------------
                                                    -%                 (1.4)%
                                            ================     ==============

Income taxes paid during the years ended October 31, 1999 and 1998 were approximately $0 and $10,000, respectively.

6. SAVINGS PLAN:
   -------------

The Company maintains a 401(k) Savings Plan ("Savings Plan") that covers all employees with one or more years of service. The Company matches employee contributions utilizing a percentage determined at the discretion of management. Such percentage was 15% of employee contributions for the years ended October 31, 1999 and 1998. The Company's matching contribution to the Savings Plan was approximately $14,000 and $17,000 for the years ended October 31, 1999 and 1998, respectively.

7. SIGNIFICANT CUSTOMERS:
   ----------------------

For the year ended October 31, 1999, five customers represented 17%, 17%, 12%, 11% and 11% of the Company's revenues. For the year ended October 31, 1998, revenues from four customers represented 19%, 16%, 13% and 12% of the Company's revenues. For the year ended October 31, 1999, two customers represented 50% and 28% of the Company's Accounts Receivable. For the year ended October 31, 1998 three customers represented 26%, 25% and 21% of the Company's Accounts Receivable.

8.  STOCK OPTION PLAN:
    ------------------

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

The following table summarizes stock option activity:

                                                                           SHARES          WEIGHTED-AVERAGE
                                                                           UNDER OPTION    EXERCISE PRICE
                                                                           --------------------------------

BALANCE, October 31, 1997 at exercise price of $2.25                          76,850          $2.25

   Options canceled at exercise price of $2.25                               (20,600)         $2.25
   Options granted at exercise price of $2.75                                 12,300          $2.75
                                                                              ------          -----

BALANCE, October 31, 1998 at exercise prices from $2.25 to $2.75              68,550          $2.34

    Options canceled at exercise price of $2.75                               (  300)         $2.75
    Options canceled at exercise price of $2.25                               (4,000)         $2.25
    Options granted at exercise price of $1.28                                 2,500          $1.28
    Options granted at exercise price of $1.00                                15,000          $1.00

                                                                              =======         ======
BALANCE, October 31, 1999 at exercise prices                                  81,750          $2.05
                                                                              =======         ======


The weighted-average fair value of options granted during the years ended October 31, 1999 and 1998 was $0.46 and $1.52, respectively. At October 31, 1999 and 1998, 8,250 and 21,450 shares respectively were available for grant.

The following table summarizes information about stock options outstanding at October 31, 1999:


                                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                    ---------------------------------------------------    ----------------------
EXERCISE            NUMBER OUTSTANDING      WEIGHTED AVERAGE                  NUMBER EXERCISABLE
PRICES              AT 10/31/99             REMAINING CONTRACTUAL LIFE        AT 10/31/99

$ 2.25                 52,250                        3.75                         52,250
$ 2.75                 12,000                        4.33                         12,000
$ 1.281                 2,500                        5.00                          2,500
$ 1.00                 15,000                        5.50                           --
-------------------------------------------------------------------------------------------------
                       81,750                        4.19                         66,750

SFAS No. 123,"Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants;dividend yield of zero for both years; expected volatility of 46.0% in 1999and 58.0% in 1998; risk-free interest rates of ranging from 4.5% to 5.5% in 1999 and 5.45% in 1998; and expected lives of five years for both years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and earning (loss) per share would have been reduced to the pro forma amounts indicated below:

                                        1999              1998
------------------------------------------------------------------
Net income (loss)
         As reported                   $(494,013)       $(938,848)
         Pro forma                      (502,013)        (959,000)
Net income (loss) per common
         share-basic and diluted
         As reported                     $(0.61)           $(1.26)
         Pro forma                        (0.62)            (1.29)

9. COMMITMENTS AND CONTINGENCIES:

LEASES

At October 31, 1999, the Company was committed under operating leases, principally for office space, through fiscal 2008.

Rent expense was approximately $364,000 and $605,000, for the years ended October 31, 1999 and 1998, respectively. Future minimum rents under the remaining terms of existing operating leases are as follows:

                            FISCAL
                            ------
                            2000                       $284,136
                            2001                       $299,658
                            2002                       $335,163
                            2003                       $342,606
                            Thereafter               $1,887,003

EMPLOYMENT AGREEMENTS

Effective January 1, 1998, the Company renewed its employment agreement with its chief executive officer. The agreement provides for annual compensation of $275,000 and incentive compensation of an amount equivalent to 10% of income before provision for income taxes and expires on December 31, 2000. The agreement provides for, upon termination, a one time payment equal to the current annual salary then being paid for a one year non-compete agreement.

In December 1999, the Company and its President agreed that his employment will be on an "at will" basis, with a salary of $225,000 and fringe benefits, as defined. The Company or the employee may terminate such employee's employment with 30 days written notice upon which time a lump sum payment of $225,000 will be paid.

CONSULTING AGREEMENT

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

In June 1997, a former client of the Company filed a civil claim against the Company and Gothard. The former client sought, among other remedies, to be relieved of its obligation to pay outstanding bills due and owing the Company and to collect damages. The Company and Gothard filed a counterclaim against the former client seeking payment of amounts due for advertising and public relations services and expenses. Accordingly, related accounts receivable were reserved for at October 31, 1997. In February 1998, the Company obtained judgment against the former client in the total amount of $1,196,000. Efforts to collect the judgment have, thus far, been unsuccessful. On September 20, 1999 the former client filed for Chapter 7 Bankruptcy in United States Bankruptcy Court, Middle District of Florida, Tampa Division. The Company is filing its claim as a creditor with the bankruptcy trustee.

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

Barbara Gothard, The Gothard Group, Inc., d/b/a Gothard/Greenstone Roberts were named defendants in litigation filed by Centurion Capital Corp in Circuit Court in Miami-Dade County Florida on April 29, 1998. This action asserts a claim against the defendants in the amount of approximately $60,000 based on alleged claims of breach of contract, money lent, conversion and account stated. The Company is vigorously defending the claims. Management believes that the outcome of such litigation will not have a material effect on its financial condition or annual results of operations.