Form 10QSB
period 2000-01-31
GREENSTONE ROBERTS ADVERTISING INC
filed 2000-03-15
CIK 845048

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number: 000-17468
                                -----------------


                      GREENSTONE ROBERTS ADVERTISING, INC,

           (Exact name of the Registrant as specified in its charter)


       NEW YORK                                                 11-2250305
       --------                                                 ----------
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                 401 BROADHOLLOW ROAD, MELVILLE, NEW YORK 11747
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (516) 249-2121

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 918,277 SHARES OF COMMON STOCK, PAR VALUE $0.01.

Transitional Small Business Disclosure Format (check one): Yes __ No X

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                         PART I - FINANCIAL INFORMATION


                                                                  PAGE NUMBER
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of January 31, 2000
            and October 31, 1999                                        3

            Consolidated Statements of Operations for the three
            months ended January 31, 2000 and the nine months           4
            ended January 31, 1999

            Consolidated Statements of Cash Flows for the three
            months ended January 31, 2000 and the nine months           5
            ended January 31, 1999

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of Financial           7
            Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            8

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)           (AUDITED)

                                                                         JANUARY 31,          OCTOBER 31,
                                                                             2000                1999
                                                                             ----                ----
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                        $1,259,975            $1,985,070
         Accounts receivable, net of allowance for bad debts of
              $1,001,723 in 2000 and $998,723 in 1999                      4,621,366             4,035,734
         Billable production orders in process, at cost                      166,130               126,413
         Other current assets                                                 88,176               116,886
                                                                       -----------------    ----------------
TOTAL CURRENT ASSETS                                                       6,135,647             6,264,103

     Furniture, equipment and leasehold  improvements, less
         accumulated depreciation and amortization of
         $1,537,969 in 2000 and $1,488,313 in 1999                           583,016               632,141
     Deferred income taxes                                                   194,120               194,120
     Cost in excess of net assets acquired and other assets, net of
         accumulated amortization of $97,041                                   2,257                 2,257
                                                                       -----------------    ----------------
TOTAL ASSETS                                                              $6,915,040            $7,092,621
                                                                       =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                 $4,551,282            $4,684,146
         Accrued liabilities                                                  71,693               150,540
                                                                       -----------------    ----------------
TOTAL CURRENT LIABILITIES                                                  4,622,975             4,834,686

         Other liabilities                                                   103,798                94,070
                                                                       -----------------    ----------------
TOTAL LIABILITIES                                                          4,726,773             4,928,756

         Commitments and contingencies

SHAREHOLDERS' EQUITY

     Preferred stock, $1.00 par value, 1,000,000 shares
         Authorized, no shares issued or outstanding                          -
                                                                                                  -
     Common stock, $.10 par value, 3,000,000 shares
         Authorized, 1,060,000 shares issued                                 106,000               106,000
     Additional paid-in capital                                            3,343,793             3,343,793
     Retained earnings                                                      (649,567)             (673,969)
     Less: treasury stock, 141,723 shares at cost                           (611,959)             (611,959)
                                                                      -----------------     ----------------
TOTAL SHAREHOLDERS' EQUITY                                                 2,188,267             2,163,865
                                                                       -----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $6,915,040            $7,092,621
                                                                       =================    ================


          See accompanying notes to consolidated financial statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 FOR THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                               2000                  1999
                                                               ----                  ----
      COMMISSIONS AND FEES                                     $891,399          $1,158,597

      EXPENSES:
           Salaries and employee related
               expenses                                         559,563             783,117

           Office and general expenses                          335,057             341,748
                                                          ----------------      ---------------

                                                                894,620           1,124,865
                                                          ----------------      ---------------

           Income (loss) from operations                         (3,221)             33,732

           Interest income                                       27,623              14,895
                                                          ----------------      ---------------

      INCOME BEFORE INCOME TAXES                                 24,402              48,627

           Provision for income taxes                                 -                   -
                                                          ----------------      ---------------

      NET INCOME                                                $24,402             $48,627
                                                          ================      ===============

      EARNINGS PER COMMON
           SHARE; BASIC AND DILUTED                               $0.03               $0.07
                                                          ================      ===============

      SHARES USED IN COMPUTING EARNINGS
           PER COMMON SHARE, BASIC                              918,277             743,277
                                                          ================      ===============

      SHARES USED IN COMPUTING EARNINGS
           PER COMMON SHARE, DILUTED                            924,786             743,277
                                                          ================      ===============


          See accompanying notes to consolidated financial statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                                  2000                    1999
                                                                                  ----                    ----
OPERATING ACTIVITIES:

Net income                                                                    $ 24,402                  $ 48,627

Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                                 49,656                     55,403
  Provision for bad debts                                                        3,000                      3,000

Changes in operating assets and liabilities:
  Accounts receivable                                                             -                          -
  Billable production orders in process, at cost                               (39,717)                   135,458
  Other current assets                                                          28,710                     53,633
  Accounts payable                                                                -                          -
  Accrued liabilities and other                                                (69,119)                   (23,005)
                                                                         --------------------      --------------------

Net cash used in operating activities                                         (724,564)                  (373,842)
                                                                         --------------------      --------------------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold improvements                       (531)                   (31,322)
                                                                         --------------------      --------------------

Net cash used in investing activities                                             (531)                   (31,322)
                                                                         --------------------      --------------------

Net decrease in cash and cash equivalents                                     (725,095)                  (405,164)

Cash and cash equivalents at beginning of year                               1,985,070                  1,753,681
                                                                         --------------------      --------------------

Cash and cash equivalents at end of period                                  $1,259,975                 $1,348,517
                                                                         ====================      ====================


          See accompanying notes to consolidated financial statements.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

         2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the three month periods ended January 31, 2000 and 1999.

         3. Results of operations for interim periods are not necessarily indicative of annual results.

         4. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

         5.       Earnings Per Share.

         A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                  FOR THE THREE MONTHS ENDED
                                                           JANUARY 31,
                                                      2000           1999
                                                      ----            ----
        Basic                                       918,277         743,277

        Effect of assumed conversion of
        employee stock options                        6,509             -
                                                   -----------     -----------

        Diluted                                     924,786         743,277
                                                   ===========     ===========

         For fiscal 2000 and 1999, 75,241 and 68,550 options respectively were anti-diluted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED JANUARY 31, 2000 AS COMPARED TO THE FIRST QUARTER ENDED JANUARY 31, 1999.

          Commissions and fees decreased $267,198, or 23% from $1,158,597 for the quarter ended January 31, 1999 to $891,399 for the quarter ended January 31, 2000. This decrease is principally attributable to the loss of accounts, which has been partially offset by the addition of new accounts.

          Salaries and employee related costs decreased $223,554 or 29% from $783,117 for the quarter ended January 31, 1999 to $559,563 for the quarter ended January 31, 2000. Salaries and employee related costs as a percent of revenues was reduced from 68% for the quarter ending January 31, 1999 to 63% for the quarter ending January 31, 2000 due primarily to management efforts to control costs in various operating areas.

          Office and general expenses decreased $6,691 or 2%, due to the stabilization of these expenses.

          Interest income, net, increased $12,728 due to higher interest rates and an increase in the amount of short-term investments.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital was approximately $1,512,000 at January 31, 2000, primarily comprised of cash and cash equivalents of $1,260,000, accounts receivable of $4,621,000, billable production orders of $166,000, and other assets of $88,000 offset by accounts payable and accrued liabilities of $4,623,000.

          Net cash used in operating activities for the three months ended January 31, 2000 was approximately $725,000. The principal factors contributing to the decrease in cash flow were increases in accounts receivable of $586,000, and decreases in accounts payable and accrued expenses of $202,000.

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

          The Company has available an unsecured $500,000 line of credit from a bank which expires in April 2000. Loans against the credit line bear interest equal to the "Prime Rate", as defined. The Prime Rate at January 31, 2000 was 8.50%. The Company intends to renew its credit line in April 2000. Management believes that its current working capital levels will be sufficient to meet the Company's liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements which would have a material adverse effect on its liquidity.

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         None


Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 15, 2000             Greenstone Roberts Advertising, Inc.


                         By: /s/ Ronald M. Greenstone
                            ---------------------------
                              Ronald M. Greenstone
                              Chairman of the Board, Chief Executive Officer

Date: March 15, 2000

                         By: /s/ Richard De Stefano
                            -------------------------------
                              Richard De Stefano
                              Acting Chief Financial Officer