Form 10QSB/A
period 2000-01-31
GREENSTONE ROBERTS ADVERTISING INC
filed 2000-03-30
CIK 845048

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB/A

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

               GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                                  2000                    1999
                                                                                  ----                    ----
OPERATING ACTIVITIES:

Net income                                                                    $ 24,402                  $ 48,627

Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                                 49,656                     55,403
  Provision for bad debts                                                        3,000                      3,000

Changes in operating assets and liabilities:
  Accounts receivable                                                         (588,632)                   438,075
  Billable production orders in process, at cost                               (39,717)                   135,458
  Other current assets                                                          28,710                     53,633
  Accounts payable                                                            (132,864)                (1,085,033)
  Accrued liabilities and other                                                (69,119)                   (23,005)
                                                                         --------------------      --------------------

Net cash used in operating activities                                         (724,564)                  (373,842)
                                                                         --------------------      --------------------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold improvements                       (531)                   (31,322)
                                                                         --------------------      --------------------

Net cash used in investing activities                                             (531)                   (31,322)
                                                                         --------------------      --------------------

Net decrease in cash and cash equivalents                                     (725,095)                  (405,164)

Cash and cash equivalents at beginning of year                               1,985,070                  1,753,681
                                                                         --------------------      --------------------

Cash and cash equivalents at end of period                                  $1,259,975                 $1,348,517
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

          Date: March 30, 2000             Greenstone Roberts Advertising, Inc.


                         By: /s/ Ronald M. Greenstone
                            ---------------------------
                              Ronald M. Greenstone
                              Chairman of the Board, Chief Executive Officer

Date: March 30, 2000

                         By: /s/ Richard De Stefano
                            -------------------------------
                              Richard De Stefano
                              acting Chief Financial Officer