Form 10QSB
period 2000-04-30
GREENSTONE ROBERTS ADVERTISING INC
filed 2000-06-15
CIK 845048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-17468

__________

GREENSTONE ROBERTS ADVERTISING, INC

(Exact name of the Registrant as specified in its charter)

NEW YORK State or other jurisdiction of incorporation or organization)	11-2250305 (I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format (check one): Yes ___ No X

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Page Number

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of April 30, 2000 and October 31, 1999	3

Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2000 and April 30, 1999	4

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II - OTHER INFORMATION

Item 4.	Submission Of Matters To A Vote Of Security Holders	9

Item 6.	Exhibits and Reports on Form 8-K	9

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)           (Audited)
                                                                          April 30,           October 31,
                                                                             2000                1999
                                                                             ----                ----
ASSETS
    Current Assets
       Cash and cash equivalents                                          $1,269,740            $1,985,070
       Accounts receivable, net of allowance for bad debts
          of $18,000 in 2000 and $998,723 in 1999                          2,937,376             4,035,734
       Billable production orders in process, at cost                        188,316               126,413
       Other current assets                                                   89,685               116,886
                                                                       -----------------    ----------------
    Total Current Assets                                                   4,485,117             6,264,103

        Furniture, equipment and leasehold  improvements, less
          accumulated depreciation and amortization of
          $1,585,911, in 2000 and $1,488,313 in 1999                         537,695               632,141
        Deferred income taxes                                                194,120               194,120
        Other assets                                                           2,257                 2,257
                                                                       -----------------    ----------------
Total Assets                                                              $5,219,189            $7,092,621
                                                                       =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Accounts payable and accrued liabilities                          $3,058,122            $4,834,686
                                                                       -----------------    ----------------
Total Current Liabilities                                                  3,058,122             4,834,686
                                                                       -----------------    ----------------

             Other liabilities                                               113,526                94,070
                                                                       ----------------     -----------------
Total Liabilities                                                          3,171,648             4,928,756

         Commitments and contingencies

Shareholders’ Equity

        Preferred stock, $1.00 par value, 1,000,000 shares
              Authorized, no shares issued or outstanding                        -                     -
        Common stock, $.10 par value, 30,000,000 shares
              Authorized, 1,060,000 shares issued                            106,000               106,000
        Additional paid-in capital                                         3,343,793             3,343,793
        Accumulated deficit                                                 (790,293)             (673,969)
        Less: treasury stock, 141,723 shares at cost                        (611,959)             (611,959)
                                                                       -----------------    ----------------
Total Shareholders' Equity                                                 2,047,541             2,163,865
                                                                       -----------------    ----------------

Total Liabilities and Shareholders' Equity                                $5,219,189            $7,092,621
                                                                       =================    ================

     See accompanying notes to condensed consolidated financial statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                  For three months ended April 30,      For six months ended April 30,
                                  -------------------------------      ------------------------------

                                       2000            1999             2000               1999
                                       ----            ----            ----               ----

COMMISSIONS AND FEES                  $828,391       $1,011,718        $1,719,790         $2,170,315
                                      ---------     -----------       -----------        -----------

EXPENSES:
Salaries and employee related
  expenses                             637,142          788,877         1,196,705          1,571,994

Office and general expenses            347,450          427,641           682,507            769,389
                                     ---------      -----------       -----------        -----------

Total operating expenses               984,592        1,216,518         1,879,212          2,341,383
                                     ---------      -----------       -----------        -----------

Loss from operations                  (156,201)        (204,800)         (159,422)          (171,068)

Interest income                         15,475           13,548            43,098             28,444
                                     ---------      -----------       -----------        -----------

LOSS BEFORE INCOME TAXES             (140,726)        (191,252)         (116,324)          (142,624)

                                     ---------      -----------       -----------        -----------
Provision for income taxes                  --               --               --                  --
                                     ---------      -----------       -----------        -----------

NET LOSS                             (140,726)        (191,252)        $(116,324)         $(142,624)
                                     =========      ===========       ===========        ===========

LOSS PER COMMON
SHARE; BASIC AND DILUTED               $(0.15)          $(0.26)           $(0.13)            $(0.19)
                                     =========      ===========       ===========        ===========

Shares used in computing loss
per common share, basic and diluted   918,277          743,277           918,277            743,277
                                    ==========      ===========       ===========        ===========

See accompanying notes to condensed consolidated financial statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                For the six months ended April 30,
                                                                                   -------------------------------
                                                                                     2000            1999
                                                                                     ----            ----
OPERATING ACTIVITIES:

Net income (loss)                                                                  $ (116,324)    $ (142,624)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                        97,597        108,562
  Provision for bad debts                                                               6,000         38,500

Changes in operating assets and liabilities:
  Accounts receivable                                                               1,092,358        923,941
  Billable production orders in process, at cost                                      (61,903)       165,480
  Other current assets                                                                 27,202        (69,473)
  Other assets                                                                              -          3,571
  Accounts payable, accrued liabilities and other                                  (1,757,108)    (1,533,206)
                                                                                 -------------    ------------

Net cash used in operating activities                                                (712,178)      (505,249)
                                                                                 -------------    ------------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold improvements                            (3,152)       (48,947)
                                                                                 -------------    ------------
Net cash used in investing activities                                                  (3,152)       (48,947)
                                                                                 -------------    ------------

Net decrease in cash and cash equivalents                                            (715,330)      (554,196)

Cash and cash equivalents at beginning of year                                      1,985,070      1,753,681
                                                                                 -------------    ------------

Cash and cash equivalents at end of period                                         $1,269,740     $1,199,485
                                                                                 =============    ============

     See accompanying notes to condensed consolidated financial statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended October 31, 1999. Operating results for the three and six month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended October 31, 2000.

2.	The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

3.

Various claims, suits and complaints arise in the ordinary course of the Company's business. In the opinion of the Company, all such pending matters are without merit, covered by insurance or of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

4.

On April 27, 2000 the Company announced that it had signed a letter of intent to merge with Kupper Parker Communications, Inc., St. Louis, Missouri. The transaction is contingent upon executing a definitive written agreement acceptable to both parties. Under the proposed terms, shares of the privately held Kupper Parker stock will be exchanged for 5,074,000 new shares of Greenstone/Roberts. In addition, 300,000 existing Greenstone/Roberts shares would be repurchased by the merged entity for cash at $4.50 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999.

Commissions and fees decreased $183,327 or 18% from $1,011,718 for the three months ended April 30, 1999 to $828,391 for the three months ended April 30, 2000. This decrease is principally attributable to the loss of accounts, which has been partially offset by the addition of new accounts.

Salaries and employee related expenses decreased $151,735 or 19% from $788,877 for the three months ended April 30, 1999 to $637,142 for the three months ended April 30, 2000 due primarily to management efforts to control costs.

Office and general expenses decreased $80,191 or 19% from $427,641 for the three months ended April 30, 1999 to $347,450 for the three months ended April 30, 2000 due to management efforts to control costs.

Interest income, net, increased $1,926 or 14% from $13,548 for the three months ended April 30, 1999 to $15,474 for the three months ended April 30, 2000. This increase is due to higher interest rates and an increase in the amount of short-term investments.

As a result of the above, the Company’s net loss for the three months ended April 30, 2000 was $140,726, which resulted in a basic and diluted loss per share of $0.15, compared to a net loss of $191,252 for the three months ended April 30, 1999, which resulted in a basic and diluted loss per share of $0.26.

Results of operations for the six months ended April 30, 2000 as compared to the six months ended April 30, 1999.

Commissions and fees decreased $450,525 or 21% from $2,170,315 for the six months ended April 30, 1999 to $1,719,790 for the six months ended April 30, 2000. This decrease is principally attributable to the loss of accounts, which has been partially offset by the addition of new accounts.

Salaries and employee related expenses decreased $375,289 or 24% from $1,571,994 for the six months ended April 30, 1999 to $1,196,705 for the six months ended April 30, 2000 due primarily to management efforts to control costs.

Office and general expenses decreased $86,882 or 11% from $769,389 for the six months ended April 30, 1999 to $682,507 for the six months ended April 30, 2000 due to management efforts to control costs.

Interest income, net, increased $14,654 or 52% from $28,444 for the six months ended April 30, 1999 to $43,098 for the six months ended April 30, 2000. This increase is due to higher interest rates and an increase in the amount of short-term investments.

As a result of the above, the Company’s net loss for the six months ended April 30, 2000 was $116,324, which resulted in a basic and diluted loss per share of $0.13, compared to a net loss of $142,624 for the six months ended April 30, 1999, which resulted in a basic and diluted loss per share of $0.19.

Liquidity and Capital Resources

The Company’s working capital was $1,427,000 at April 30, 2000, primarily comprised of cash and cash equivalents of $1,269,000, accounts receivable of $2,937,000 and billable production orders of $188,000, offset by accounts payable and accrued liabilities of $3,058,000.

Net cash used in operating activities for the six months ended April 30, 2000 was approximately $712,000. The principal factors contributing to the decrease in cash flow were decreases in accounts payable and accrued expenses of $1,757,000, partially offset by decreases in accounts receivable of $1,092,000 and increases in billable production orders in process of $62,000.

The Company reduced its gross accounts receivable and the corresponding allowance for bad debts by $986,723 during the period for accounts that had been previously reserved against and deemed to be uncollectable.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

The Company has available an unsecured $500,000 line of credit from a bank which expires in April 2001. Loans against the credit line bear interest equal to the “Prime Rate”, as defined in the loan agreement. The Prime Rate at April 30, 2000 was 9.00 percent. Management believes that its current working capital levels will be sufficient to meet the Company’s liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements, which would have a material adverse effect on its liquidity.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 4 - Submission Of Matters To A Vote Of Security Holders

On April 18, 2000 the Company held its annual meeting and recorded the voting results of its shareholders for the election of Directors and the appointment of independent auditors. The following table details these results:

Appointment of Directors

Ronald M. Greenstone Richard Projain Monsignor Thomas J. Hartman Victor F. Trizzino	Votes For 779,702 779,702 779,702 779,702	Votes Against 1,540 1,540 1,540 1,540	Abstentions 0 0 0 0

The directors whose term of office as a director continued after the meeting are: Gary C. Roberts and Anthony V. Curto.

Appointment of Independent Auditors:

Votes For 780,442	Votes Against 350	Abstentions 450

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       27 Financial Data Schedule

    (b) Reports on Form 8-K

During the period covered by this Report the Company filed a Form 8-K on April 27, 2000 announcing that it had signed a letter of intent to merge with Kupper Parker Communications, Inc., St. Louis, Missouri. The transaction is contingent upon executing a definitive written agreement acceptable to both parties. Under the proposed terms, shares of the privately held Kupper Parker stock will be exchanged for 5,074,000 new shares of Greenstone/Roberts. In addition, 300,000 existing Greenstone/Roberts shares would be repurchased by the merged entity for cash at $4.50 per share.

SIGNATURES

In accordance with the requireents of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2000 Date: June 15, 2000	Greenstone Roberts Advertising, Inc. By: /s/ Ronald M. Greenstone Ronald M. Greenstone Chairman of the Board, Chief Executive Officer and Director By: /s/ Gary Roberts Gary Roberts President