Form 10QSB
period 2000-07-31
GREENSTONE ROBERTS ADVERTISING INC
filed 2000-09-14
CIK 845048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-17468

GREENSTONE ROBERTS ADVERTISING, INC,

(Exact name of the Registrant as specified in its charter)

NEW YORK State or other jurisdiction of incorporation or organization)	11-2250305 (I.R.S. Employer Identification No.)

401 Broadhollow Road, Melville, New York 11747
Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (631)  249-2121

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 918,277 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format (check one): Yes ____ No X

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page Number

Condensed Consolidated Balance Sheets as of July 31, 2000 (Unaudited) and October 31, 1999	3

Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2000 and July 31, 1999 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2000 and 1999 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	9

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)           (Audited)

                                                                           July 31,           October 31,
                                                                             2000                1999
                                                                             ----                ----

ASSETS
    Current Assets
       Cash and cash equivalents                                          $1,261,096            $1,985,070
       Accounts receivable, net of allowance for bad debts
         of $21,000 in 2000 and $998,723 in 1999                           2,053,844             4,035,734
       Billable production orders in process, at cost                        172,456               126,413
       Other current assets                                                   63,336               116,886
                                                                       -----------------    ----------------
       Total Current Assets                                                3,550,732             6,264,103

       Furniture, equipment and leasehold  improvements, less
         accumulated depreciation and amortization of
           $716,004 in 2000 and $1,488,313 in 1999                           527,828               632,141
       Deferred income taxes                                                 194,120               194,120
       Other assets                                                          113,625                 2,257
                                                                       -----------------    ----------------
Total Assets                                                              $4,386,305            $7,092,621
                                                                       =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable and accrued liabilities                           $2,540,437            $4,834,686
                                                                       -----------------    ----------------
Total Current Liabilities                                                  2,540,437             4,834,686
                                                                       -----------------    ----------------

             Other liabilities                                               123,255                94,070
                                                                       ----------------      ----------------
Total Liabilities                                                          2,663,692             4,928,756

Shareholders' Equity

       Preferred stock, $1.00 par value, 1,000,000 shares
           authorized, no shares issued or outstanding                         -                     -
       Common stock, $.10 par value, 30,000,000 shares
           authorized, 1,060,000 shares issued                               106,000               106,000
       Additional paid-in capital                                          3,343,793             3,343,793
       Accumulated deficit                                                (1,115,221)             (673,969)
       Less: treasury stock, 141,723 shares at cost                         (611,959)             (611,959)
                                                                       -----------------    ----------------
Total Shareholders' Equity                                                 1,722,613             2,163,865
                                                                       -----------------    ----------------

Total Liabilities and Shareholders' Equity                                $4,386,305            $7,092,621
                                                                       =================    ================

See accompanying notes to condensed consolidated financial statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                  For three months ended July 31,      For nine months ended July 31,
                                                  -------------------------------      ------------------------------

                                                    2000          1999               2000          1999
                                                    ----          ----               ----          ----

COMMISSIONS AND FEES                             $647,023       $700,643        $2,366,813       $2,870,958
                                               -------------  ---------------  -------------     ----------

EXPENSES:
     Salaries and employee related expenses       661,906        722,445         1,858,611        2,294,439

     Office and general expenses                  328,242        381,538         1,010,749        1,150,927
                                               -------------  ---------------  -------------   ------------

     Total operating expenses                     990,148      1,103,983         2,869,360        3,445,365
                                               -------------  ---------------  -------------    ------------

Loss from operations                             (343,125)      (403,340)         (502,547)        (574,408)

Interest income                                    18,197         13,627            61,295           42,070
                                               -------------   --------------  -------------    ------------

LOSS BEFORE INCOME TAXES                         (324,928)      (389,713)         (441,252)        (532,338)

                                               -------------   --------------  -------------  --------------
Provision for income taxes                           -              -                    -               -
                                               -------------   --------------  -------------  --------------

NET LOSS                                         $(324,928)     $(389,713)        $(441,252)      $(532,338)
                                                =============   ============== ==============  =============

LOSS PER COMMON
     SHARE; BASIC AND DILUTED                       $(0.35)        $(0.46)           $(0.48)         $(0.68)
                                                =============   ============== ==============  =============

Weighted average shares used in computing
loss per common share, basic and diluted           918,277        844,092           918,277         778,277
                                                =============   ============== ==============  =============

See accompanying notes to condensed consolidated financial statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                           For the nine months ended July 31,
                                                                           ----------------------------------
                                                                                2000               1999
                                                                                ----               ----
OPERATING ACTIVITIES:

Net loss                                                                       $(441,252)       $ (532,338)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                   145,845           175,435
 Provision for bad debts                                                           9,000            41,500

Changes in operating assets and liabilities:
 Accounts receivable                                                           1,972,890           892,581
 Billable production orders in process, at cost                                  (46,043)          157,808
 Other current assets                                                             53,550           (49,035)
 Other assets                                                                   (111,368)           14,286
 Accounts payable, accrued liabilities and other                              (2,300,891)       (1,603,696)
                                                                              ---------------  --------------

Net cash used in operating activities                                           (718,269)         (903,459)
                                                                             ----------------  --------------

INVESTING ACTIVITIES:

Purchase of furniture, equipment and leasehold improvements                       (5,705)          (89,833)
                                                                             ----------------  --------------
Net cash used in investing activities                                             (5,705)          (89,833)
                                                                             ----------------  --------------

FINANCING ACTIVITIES:

Sale of treasury stock                                                                -            498,750
                                                                             ----------------  --------------
Net cash provided by financing activities                                             -            498,750
                                                                             ----------------  --------------

Net decrease in cash and cash equivalents                                       (723,974)         (494,542)

Cash and cash equivalents at beginning of year                                $1,985,070         1,753,681
                                                                             ----------------  --------------

Cash and cash equivalents at end of period                                    $1,261,096        $1,259,139
                                                                             ================  ==============

Supplemental Cash Flow Information:

 Non-cash financing activities - Equipment acquired under capital lease           35,827             0

See accompanying notes to condensed consolidated financial statements.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company’s consolidated audited financial statements and footnotes thereto contained in the Company’s Form 10-KSB for the fiscal year ended October 31, 1999. Operating results for the three and nine month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended October 31, 2000.

2.	The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

3.	Various claims, suits and complaints arise in the ordinary course of the Company’s business. In the opinion of the Company, all such pending matters are without merit, covered by insurance or of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

4.	On August 16, 2000, in anticipation of the merger with Kupper Parker Communications, Inc. (“KPC”), a Delaware corporation located in St. Louis, Missouri, as discussed in Note 5 below, and new directors being appointed to the Board of Directors of the Company on the effective date of the merger, directors Anthony V. Curto, Monsignor Thomas Hartman, Richard Projain, and Victor Trizzino resigned (and as Secretary in the case of Mr. Curto). In addition, on August 16, 2000, Herman Fialkov was appointed to the Board of Directors of the Company to replace the board seat previously held by Anthony Curto and Ronald Greenstone, Chairman of the Board and Chief Executive and Financial Officer of Greenstone Roberts was elected Secretary.

5.	On August 25, 2000 the Company announced that it had signed a definitive merger agreement with KPC. The merger is subject to shareholder approval. The Company filed with the SEC a preliminary prospectus/proxy statement included in a form S-4 concerning the planned merger. Under the proposed terms, shares of the privately held KPC stock will be exchanged for 5,073,950 new shares of common stock of the Company. In addition, 300,000 existing shares of common stock of the Company would be repurchased by the merged entity for cash at $4.50 per share. At July 31, 2000, $107,585 in costs relating to the merger have been deferred and are included as prepaid merger costs in Other Assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the three months ended July 31, 2000 as compared to the three months ended July 31, 1999.

Commissions and fees decreased $53,620 or 8% from $700,643 for the three months ended July 31, 1999 to $647,023 for the three months ended July 31, 2000. This decrease is principally attributable to the loss of accounts, which has been partially offset by the addition of new accounts.

Salaries and employee related expenses decreased $60,539 or 8% from $722,445 for the three months ended July 31, 1999 to $661,906 for the three months ended July 31, 2000 due primarily to management efforts to control costs.

Office and general expenses decreased $53,296 or 14% from $381,538 for the three months ended July 31, 1999 to $328,242 for the three months ended July 31, 2000 due to management efforts to control costs.

Interest income, net, increased $4,570 or 34% from $13,627 for the three months ended July 31, 1999 to $18,197 for the three months ended July 31, 2000. This increase is due to higher interest rates and an increase in the amount of cash and cash equivalents.

As a result of the above, the Company’s net loss for the three months ended July 31, 2000 was $324,928, which resulted in a basic and diluted loss per share of $0.35, compared to a net loss of $389,713 for the three months ended July 31, 1999, which resulted in a basic and diluted loss per share of $0.46.

Results of operations for the nine months ended July 31, 2000 as compared to the nine months ended July 31, 1999.

Commissions and fees decreased $504,145 or 18% from $2,870,958 for the nine months ended July 31, 1999 to $2,366,813 for the nine months ended July 31, 2000. This decrease is principally attributable to the loss of accounts, which has been partially offset by the addition of new accounts.

Salaries and employee related expenses decreased $435,828 or 19% from $2,294,439 for the nine months ended July 31, 1999 to $1,858,611 for the nine months ended July 31, 2000 due primarily to management efforts to control costs.

Office and general expenses decreased $140,178 or 12% from $1,150,927 for the nine months ended July 31, 1999 to $1,010,749 for the nine months ended July 31, 2000 due to management efforts to control costs.

Interest income, net, increased $19,225 or 46% from $42,070 for the nine months ended July 31, 1999 to $61,295 for the nine months ended July 31, 2000. This increase is due to higher interest rates and an increase in the amount of cash and cash equivalents.

As a result of the above, the Company’s net loss for the nine months ended July 31, 2000 was $441,252, which resulted in a basic and diluted loss per share of $0.48, compared to a net loss of $532,338 for the nine months ended July 31, 1999, which resulted in a basic and diluted loss per share of $0.68.

Liquidity and Capital Resources

The Company’s working capital was $1,010,295 at July 31, 2000, primarily comprised of cash and cash equivalents of $1,261,096, accounts receivable of $2,053,844 and billable production orders of $172,456, offset by accounts payable and accrued liabilities of $2,540,437.

Net cash used in operating activities for the nine months ended July 31, 2000 was $718,269. The principal factors contributing to the decrease in cash flow were decreases in accounts payable and accrued expenses of $2,300,861, partially offset by decreases in accounts receivable of $1,972,860 and increases in billable production orders in process of $46,043.

The Company reduced its gross furniture, equipment and leasehold improvements and the corresponding accumulated depreciation and amortization by $918,154 during the period for assets that had been previously fully depreciated and amortized.

Because the Company recognizes commissions as a percentage of expenditures incurred, the accounts receivable balance relates not only to the commissions and fees shown on the income statement, but also to receivables for production costs and media purchased for clients. Similarly, the accounts payable balance includes payables for production costs and media incurred on behalf of clients.

On August 25, 2000, the Company announced that it had signed a definitive merger agreement with Kupper Parker Communication, Inc. (“KPC”), a Delaware corporation located in St. Louis, Missouri. This merger is subject to shareholder approval. The Company has filed with the SEC a preliminary prospectus/proxy statement included in a form S-4 concerning the planned merger. Under the proposed terms, shares of the privately held KPC stock will be exchanged for 5,073,950 new shares of common stock of the Company. In addition, 300,000 existing shares of common stock of the Company would be repurchased by the merged entity for cash at $4.50 per share.

The Company has available an unsecured $500,000 line of credit from a bank which expires in April 2001. Loans against the credit line, of which there were none at July 31, 2000, bear interest equal to the “Prime Rate”, as defined in the loan agreement. The Prime Rate at July 31, 2000 was 9.5 percent. Management believes that its current working capital levels will be sufficient to meet the Company’s liquidity and working capital requirements for the foreseeable future. The Company does not anticipate any increases in capital expenditures or other cash requirements, which would have a material adverse effect on its liquidity.

GREENSTONE ROBERTS ADVERTISING, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a)     Exhibits

           27   Financial Data Schedule

    (b)    Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Melville, State of New York on September 14, 2000.

Greenstone Roberts Advertising, Inc. By: /s/ Ronald M. Greenstone Ronald M. Greenstone Chairman of the Board, Chief Executive and Financial Officer and Director