Form 10KSB40
period 2000-10-31
GREENSTONE ROBERTS ADVERTISING INC
filed 2001-01-29
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2000

                          Commission File No. 000-17468


                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
        (Exact name of Small Business Issuer as specified in its charter)

           New York                                 11-2250305
   (State of incorporation)             (I.R.S. Employer Identification Number)

                              8301 Maryland Avenue
                            St. Louis, Missouri 63105
              (Address of principal executive offices and zip code)

                                 (314) 290-2000
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $12,033,040.

The aggregate market value of the Company's Common Stock held by non-affiliates as of January 23, 2001, computed by reference to the closing price of such stock, was approximately $7,105,914.

There were 5,754,227 shares of the Registrant's Common Stock, $.10 par value, outstanding as of January 23, 2001.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS




  ITEM                                         DESCRIPTION                                        PAGE

PART I
             1  Description of Business                                                                  3
             2  Description of Property                                                                 17
             3  Legal Proceedings                                                                       17
             4  Submission of Matters to a Vote of Security Holders                                     17
PART II
             5  Market for Registrant's Common Equity and Related
                Stockholder Matters                                                                     18

             6  Management's Discussion and Analysis or Plan of
                Operation                                                                               18
             7  Financial Statements                                                                    21
             8  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                     21
PART III
             9  Directors, Executive Officers, Promoters and Control
                Persons; Compliance With Section 16(a) of the
                Exchange Act                                                                            22
            10  Executive Compensation                                                                  24
            11  Security Ownership of Certain Beneficial Owners and
                Management                                                                              28
            12  Certain Relationships and Related Transactions                                          28
PART IV
            13  Exhibits and Reports on Form 8-K                                                        29
                Signatures                                                                              30
                Index to Exhibits                                                                       31

--------------------------------------------------------------------------------

In this document, the terms "KPCG," "we," "us" and "our" refer to Kupper Parker Communications, Incorporated.

In September 2000, KPCG (a Missouri corporation which we refer to as the "Predecessor") merged with Registrant, Greenstone Roberts Advertising, Inc. (which we refer to as "GRAI") in a transaction accounted for as a reverse acquisition (the "Merger"). As a result, the financial data and audited financial statements included as a part of this Form 10-KSB represent the results of KPCG for all periods presented and the results of GRAI for the period of September 29, 2000 through October 31, 2000. Under the terms of the merger agreement, management of KPCG assumed management of the merged operations, and the resulting merged operations were renamed Kupper Parker Communications, Incorporated.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of the federal securities laws. When we use the words "may", "plan", "will", "believes", "anticipates", "intends", "expects" and other similar expressions in this document, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: history of operating losses; the ability to integrate acquired companies; variability of operating results; the ability to attract and retain qualified professionals; the cost and timing of domestic and international expansion; the ability to manage future growth, if any; dependence on key management personnel; and changes in government regulation. Investors are also directed to consider other risks and uncertainties discussed in other reports previously and subsequently filed by us with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.


PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are an international marketing communications firm that specializes in providing integrated marketing communications solutions for middle-market businesses. Our client-focused approach combines a deep understanding of our clients' unique needs with our experience in business strategy, marketing, creative design, and Internet technology. Our integrated service offering, delivered globally, is much broader than that of a traditional advertising agency. It includes:

     -    strategic and marketing consulting, branding, and market research;

     -    planning, creation and execution of advertising campaigns;

     -    all media services including research, planning and placement;

     -    public relations and investor relations;

     -    direct response and database marketing services;

     -    sales promotion services;

     - design, development and implementation of e-business websites and interactive media;

     -    graphic design services; and,

     -    communications management.

In addition, we provide specialized marketing consultation services to television and radio stations.

Our clients are in a broad range of industries with needs that encompass business-to-consumer, business-to-business, and business-to-stakeholder communications. Our clients include Anthem Blue Cross, Cantisano Foods, Domino Sugar, Emerson Motor Company, First Bank, Handicraft, Heartland Jiffy Lube, Zilog, RightChoice Managed Care and Graybar Distributors. Since 1995 our revenues have increased from $5.0 million to $12.0 million, a compound annual growth rate of 19.1%. We serve our clients through an international network of eleven offices in North America and Europe with our staff of over 150 employees.

OUR HISTORY

KPCG's predecessor, Kupper Advertising, Inc., was founded in St. Louis, Missouri in 1978. KPCG was formed in 1992 in anticipation of the merger of its predecessor with the Parker Group, Inc., another St. Louis advertising agency. This merger was consummated in 1993. Since that time, KPCG has actively expanded its geographic presence both by acquiring other agencies and by opening new offices in markets offering key strategic advantages.

In October 1996, KPCG acquired the assets and operations of an advertising agency based in Kansas City, Missouri.

During 1997, KPCG acquired advertising agencies based in Nashville, Tennessee and New Orleans, Louisiana.

During 1998, KPCG acquired a full service advertising agency based in Louisville, Kentucky and an art studio based in Nashville, Tennessee. In addition, KPCG opened KPC Performance Media, a media buying service based in Memphis, Tennessee.

Prior to September 2000, KPCG operated as a privately held company. Additional growth by acquisition was constrained because KPCG lacked a public acquisition currency and because KPCG dedicated a large portion of its cash flow from operations to pay down debt incurred in establishing its Employee Stock Ownership Plan ("ESOP") in 1993. In July 2000, KPCG made its final repayment of debt related to its ESOP.

In September 2000, KPCG completed a reverse merger with Greenstone Roberts Advertising, Inc. (which we refer to as "GRAI"), a publicly traded company based in Melville, New York that operated as a traditional advertising agency without offering additional "below the line" marketing communications services, such as public relations services, direct marketing and database marketing services, and sales promotion services. Under the terms of the merger agreement, KPCG management assumed management of the merged operations, and the resulting merged operations were renamed Kupper Parker Communications, Incorporated.

As a result of the reverse merger, KPCG became a publicly traded company with the ability to issue registered shares of stock in payment for acquisitions and, subject to market conditions and company performance, raise additional equity capital in the public markets.

In November 2000, KPCG acquired Chameleon Design, Inc. ("Chameleon"), a St. Louis based web design company in a stock-for-stock transaction.

In November 2000, KPCG acquired for cash a 12% interest in The Communications in Business Group Limited ("CiB"), a London-based marketing communications company.

In January 2001, KPCG signed a definitive merger agreement to acquire CGT Limited ("CGT"), a London-based marketing communications agency in a stock and cash transaction. KPCG expects to consummate this transaction in February 2001.

INDUSTRY BACKGROUND

The marketing communications industry continues to evolve as new forms of communications technology are developed and exploited, and as our clients address the evolving challenges and opportunities brought about by changing technology, demographic trends, economic conditions and other factors that affect their industry and the overall business environment.

CHALLENGES FACED BY OUR CLIENTS - Low population growth, greater economic stability and low inflation, improved communications and transportation, and ease of technology transfer have all greatly impacted the world economy and, as a result, the marketing efforts of our clients. In areas of the world, such as the United States and Western Europe, population growth has been low. As a result, many businesses find it difficult to grow at rates of 10-15% annually unless they expand geographically or take market share from competitors. Periods of economic stability and low inflation, such as the 1990's, make it difficult for businesses to increase prices - particularly as competition increases. Improved communications and trade have made it easier for businesses to expand beyond their traditional borders, and at the same time, have increased the level of competition in almost every form of business. It is becoming increasingly difficult to maintain a technological edge or tangible product difference, even in growth industries such as life sciences and telecommunications. As a result, product life cycles have shortened, increasing our clients' need for an effective marketing communications program.

As new forms of communications, such as the Internet, continue to evolve, our clients' customers have gained access to more information and have acquired a greater degree of sophistication in their spending habits and decision-making processes.

CHALLENGES FACED BY THE MARKETING COMMUNICATIONS INDUSTRY - Our industry has seen many changes over the past decade. The growth of cable television and the Internet have fundamentally changed the way businesses communicate with their customers and prospective customers. Businesses recognize that the traditional methods of communications, such as network television advertising, while still effective vehicles for reaching mass audiences are not necessarily the most effective way to reach a particular target audience or achieve a specific business result. Consequently, the most successful marketing communications programs are a blend of several marketing communications disciplines including traditional advertising, direct marketing and sales promotion programs, public relations programs and effective use of the Internet and interactive media.

Our industry has responded to all of these changes in one way - consolidation. Nine firms have emerged as pervasive worldwide suppliers of marketing communication services to large businesses: Bcom3 Group Inc., Cordiant Communications Group plc, Grey Global Group Inc., Havas Advertising, The Interpublic Group of Companies, Inc., Omnicom Group Inc., Publicis Groupe SA, True North Communications Inc. and WPP Group plc. In the past five years, all of these companies have actively acquired other agencies to increase their geographic presence or range of marketing communications services. All of these competitors have similar operating structures - while some of these industry leaders have more than one advertising network, their specialty marketing communications businesses, so-called "below the line" services such as public relations and direct marketing, are managed separately from the advertising networks. With average annual revenues in excess of $1 billion, these agencies have evolved to suit the specific business needs of their largest clients.

OUR BUSINESS MODEL: THE RIGHT SIZE AND STRUCTURE - Our business is focused on responding to our clients' needs. We believe that a place exists for a medium-sized global marketing communications agency that is structured to service middle-market clients, typically those with annual revenues of $25 million to $250 million. Such organizations do not have the marketing communications budgets to attract the attention of our industry leaders. And yet these businesses need the full range of marketing, advertising, public relations, and other services to effectively execute their marketing strategies. As globalization becomes an increasingly important component of the growth strategy of these companies, they will also require an effectively coordinated offshore communications campaign.

Today, few middle-market companies are able to obtain all of the marketing, advertising and public relations services they require in one geographic market from a single agency. More likely, these companies find it necessary to use a variety of different agencies to obtain the full range of services they require. Coordination of the various marketing, advertising and public relations services is essential for an effective marketing plan, and having them all housed under common management and one network of offices facilitates the coordination effort.

At KPCG, all of our marketing communications specialties operate under one brand and one common management. As a result, we can dedicate the right mix of specialties to servicing a client without facing the natural internal friction caused by housing "below the line" marketing communications specialists under different management from our advertising specialists. That is why we believe that we have the right size and structure for our target client -- the middle-market business.

OUR SERVICES APPROACH

KPCG is dedicated to providing middle-market companies with the same array of advertising and communication services that the large multi-national companies can obtain from the advertising industry "behemoths."

To accomplish this KPCG intends to build its geographic presence and service capabilities through carefully selected acquisitions and affiliations. In the United States, KPCG will look to expand into cities with an attractive economic base that have been largely ignored by the larger advertising agency networks. We will continue to look to acquire other businesses which expand the selection of marketing communications specialty practices that KPCG is able to offer to its clients.

KPCG's strategic "Wall Session" is at the heart of our approach to creating effective communications that directly targets our clients' goals and objectives. The architecture of this session - which we use with all of our clients - is designed to confirm strategic business issues and their priority, identify desired outcomes as goals for the program and establish key messages that will achieve these outcomes.

In a session that typically lasts for a full day, we bring together an experienced multi-disciplinary KPCG client service team and our clients' key personnel who are responsible for both strategic overview and tactical execution of the marketing communications effort. As the discussion unfolds, numerous lists are taped to the wall of the room where the session is held - hence the name "Wall Session". When strategic business issues that our clients faces have been fully articulated, the meeting ends and we follow up with recommendations for an integrated communications program that meets the specific challenges within the client's budget parameters.

KPCG possesses the critical mass and professional depth that enable KPCG's account teams to effectively serve clients of various sizes. Whether a client budget is large or small, or whether they access a single service or multiple communications disciplines, they benefit from KPCG's diversity of thinking and entrepreneurial business philosophy. KPCG's approach to account management is completely focused on results, taking ownership of each client organization's unique challenges and opportunities. The client's bottom line business objectives become KPCG's top line priorities. KPCG cultivates and recruits some of the industry's best strategic thinkers and most effective doers -- all of whom have direct experience in our clients' industries. KPCG then custom designs and executes communications programs that are effective in achieving our clients' goals and cost-efficient in utilizing their human and budgetary resources.

OUR GROWTH STRATEGY

The history of Kupper Parker has demonstrated that the combination of the disciplines of traditional advertising with "below the line" marketing services capabilities fuels revenue growth that exceeds advertising expenditure growth (amounts in thousands):


----------------------------------------------------------------------------------------------------------------------
                                                            FISCAL 1998          FISCAL 1999          FISCAL 2000
----------------------------------------------------------------------------------------------------------------------
Advertising                                                          $7,200               $8,333               $8,515
----------------------------------------------------------------------------------------------------------------------
"Below the line" marketing services (1)                               1,660                2,514                3,518
----------------------------------------------------------------------------------------------------------------------
Total                                                                $8,860              $10,847              $12,033
----------------------------------------------------------------------------------------------------------------------


     1. Includes public relations, investor relations, direct response and database marketing services, sales promotion services, e-business websites and interactive media, and communications management services.

The major agency networks also recognize the shift from pure advertising to a more balanced mix of communication tools, and have focused their acquisition efforts on companies providing "below the line" marketing communications services. In November 2000, we acquired Chameleon to strengthen our capabilities in the areas of design, development and implementation of e-business websites and interactive media.

An important step in securing a profitable niche in the Long Island market will be the acquisition of "below the line" marketing service capabilities for that market during fiscal 2001. We are currently looking at several possible acquisition candidates that will broaden the services capabilities of our GRAI operations.

In the United States, we will look to expand into cities with an attractive economic base that have been largely ignored by the larger advertising agency networks.

Internationally, we have targeted London as the first logical step in the establishment of an international network. The U.S. and British cultures are similar, the British economy is relatively stable, and Great Britain is generally the first place that our clients look to as they establish a plan to become global.

- CGT is a small highly profitable advertising agency with strong management that is interested in allying itself with a regional U.S. agency network. We expect to complete this acquisition by the end of February 2001.

- CiB is a small public relations and advertising agency that has created a franchise in the recreation and tourism representation business. In November 2000, we purchased for cash a 12% interest in this company that has offices in London, Dusseldorf and Milan. We plan to further increase our ownership in this company during fiscal 2001.

Individually, these companies would make clear logical fits to the KPCG network. Combined as one agency, these companies would represent a very credible presence in the London market, and would closely mirror the KPCG agency model.

During the next five years we will look to add to our international network based upon the following criteria:

     -    Stability of the economy

     -    Closeness in culture to U.S. business practices

     - Projected future increases in local advertising and communications expenditures

These criteria lead us to believe that we should focus our short-term international expansion to Germany and France. Outside of these areas, we will seek to establish a network of affiliations with other smaller agencies so that we can jointly serve clients in parts of the globe in which we do not have an office.

Establishing an agency in a new geographic location is a difficult, time consuming, and expensive proposition. There are a multitude of smaller advertising agencies in attractive geographic locations that can be acquired at reasonable prices for several reasons:

- With the continuing consolidation of the communications business, owner/operators of small agencies have come to realize that an affiliation with a larger agency network is an essential strategy for preserving client relationships.

- Many owner/operators of smaller agencies are talented in serving clients and are distracted by operating their business.

- In smaller agencies, ownership is generally held by a very small group of individuals. Retirement of one of the owners creates the need for the other owners to either invest more of their personal wealth in the business or to look for other sources of equity participation.

- Many of the key individuals in these smaller agencies spent a substantial part of their working careers at one of the major agency networks and are reluctant to sell their business and return to employment with one of these networks.

As a potential acquirer, we believe that our company can offer perceptible advantages to such individuals:

- With each acquisition in the United States, we will take on all back-office functions (such as accounting and human resources) in our St. Louis headquarters - freeing the advertising practitioners to focus on client service.

- As part of a larger communications organization, we offer these practitioners access to a wide array of talent in several communications specialties such as media planning and buying, Internet, public relations, direct marketing, and sales promotion. Access to these specialties generally results in increased business with each client and a stronger relationship between the client and its agency.

- As part of a small network, key individuals in these agencies can readily perceive that they will play an important role in the growth and success of our company.

Excluding the nine industry giants, we are the only publicly traded acquisition vehicle based in the United States for agencies that want to unite with a larger organization.

REVENUES

Our sources of revenues are commissions and fees earned on the development, production and placement of advertising, and commissions and fees earned on the development, production and application of public relations and investor relations services, interactive web sites, advertising and CD ROM's, direct and database marketing, sales promotions and media consulting.

In fiscal 2000, our ten largest clients accounted for only 26.8% of our revenues, and no single client accounted for as much as 5% of our revenues.

COMPETITION

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel.

B3com Group, Cordiant, Grey, Havas, Interpublic, Omnicom, Publicis, True North and WPP generally serve large corporations with consolidated or business unit sales in excess of $250 million. Based on tabulations of agency revenues published annually in the trade journals Advertising Age and PR Week, we believe that there are several dozen independent marketing communications firms in the United States of KPCG's size or greater. These medium-sized firms, serve middle-market companies as well as large corporations. Except for KPCG, none of these firms are publicly held and, to the best of our knowledge, few have substantial international operations.

Clients are able to move from one agency to another with relative ease, in part because accounts are terminable on short notice, usually 60 to 90 days. Clients may also reduce advertising and marketing communications budgets at any time. An agency's ability to compete for clients is sometimes affected by the policy, followed by many clients, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size can impact an agency's ability to secure some new clients.

EMPLOYEES

At October 31, 2000, we employed approximately 150 people in the United States. As a result of the acquisitions after that time, we now employ 154 people in the United States and 38 people in London.

There is significant competition among advertising agencies for talented and qualified personnel. The ability to attract and retain such people is a key element of our personnel policies. We believe that our compensation, benefits and training policies are competitive with industry peers. As a result of becoming a public company, KPCG intends to offer stock options to selected employees to more closely align their interests with our stockholders. Overall, KPCG considers relations with its employees to be satisfactory.

Our employees are committed to the success of our company because they own a significant percentage of it. At January 23, 2001, our employees owned in excess of 80% of the company's common stock.

RISK FACTORS

In evaluating our business, you should consider the following risk factors, which may affect our future performance:

RISKS RELATING TO OUR BUSINESS

GRAI HAS A HISTORY OF OPERATING LOSSES.

GRAI, the company that we acquired at the end of September 2000, has experienced substantial net operating losses in each of the last three years. Although we have taken steps through cost reduction efforts and new business activities to cause this business to break-even or report a small profit in fiscal 2001, it is possible that the steps we have taken will not be successful or of sufficient impact to achieve our desired effect.

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CLIENTS.

Our clients typically hire us on a project by project basis or on an annual contractual relationship. Moreover, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. From time to time, highly successful engagements have ended because our client was acquired and the new owners decided not to retain KPCG. A client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. We expect a relatively high level of client concentration to continue but not necessarily involve the same clients from period to period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future financial performance.

VARIABILITY OF OUR QUARTER-TO-QUARTER OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our quarterly operating results have fluctuated in the past, and may continue to fluctuate in the future as a result of a variety of factors, many of which are outside of our control, including:

     -    the loss or resignation of a significant client;

     - the timing of new hires in anticipation of growth in our business and employee attrition;

     -    the timing and scope of new projects;

     -    the devotion of resources to new business development;

     -    reduction, cancellation or completion of major projects;

     -    the opening or closing of an office;

     -    costs related to the expansion of our business;

     -    our relative mix of domestic versus international business;

     -    changes in pricing by us or our competitors;

     -    employee utilization rates;

     -    integration of acquisitions; and

     - use of more expensive temporary employees to provide our professional services.

We also experience some variation in operating results throughout the year due in part to the spending patterns and business cycles of our clients and to marketing communications services spending patterns in general. Going forward, we expect this pattern to be tempered somewhat by the seasonal spending patterns of GRAI's clients, which have differed from those of KPCG's clients.

As a result of these fluctuations, we believe that you can not rely on period-to-period comparisons of our operating results as indicators of our future performance. In some periods our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. If this occurs, the trading price of our common stock would likely decline.

TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS, WE MUST RECRUIT AND RETAIN QUALIFIED EXPERIENCED PROFESSIONALS, WHO ARE CURRENTLY IN HIGH DEMAND.

We compete intensely with other companies to recruit and hire from a limited pool of qualified experienced marketing communications professionals. Our inability to hire and retain personnel would cause our business results to suffer. In addition, our ability to generate revenues directly relates to our personnel, both in terms of the number and expertise of the personnel we have available to service our clients and the mix of full time employees, temporary employees and contract service providers that we utilize. As a result, if we fail to retain existing employees or hire new employees, we may not be able to complete or retain existing engagements or bid for new engagements of similar scope or revenues and our business, financial condition and operating results could be materially and adversely affected.

IF WE ARE UNABLE TO INTEGRATE GRAI, CHAMELEON, CGT AND OTHER COMPANIES THAT WE MAY ACQUIRE, OUR OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

We recently acquired GRAI and Chameleon, expect to complete the acquisition of CGT in February 2001, and we plan to acquire other companies. We expect that the integration of acquired operations will place a significant burden on our management. Such integration is subject to risks and uncertainties, including:

     - the inability to effectively assimilate the operations, services, personnel and cultures of entities that we acquire;

     -    the diversion of management's attention;

     -    undisclosed or potential legal liabilities of acquired businesses;

     -    the potential disruption of our business; and

     -    the impairment or loss of relationships with employees and clients.

If in connection with acquiring new businesses we fail to integrate our operations successfully or on a timely basis, or if we incur any unforeseen expenses, our financial performance could suffer.

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

One component of our strategy is to expand into international markets, as evidenced by our recent acquisitions in London. Once we select a new location, we typically devote substantial financial and management resources to launch and grow that office. We cannot assure you that we will select appropriate international markets to enter, open new offices efficiently or manage new offices profitably. Any new international office could under-perform relative to our expectations and we may not be able to achieve the same levels of business growth and profitability as in our domestic offices. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international factors we believe are most likely to affect us are:

     - difficulties and costs of staffing and managing international operations;

     -    different rate structures based on local economies;

     - international currency issues, including fluctuations in currency exchange rates and the conversion to the Euro by all countries of the European Union by year end 2003;

     - legal and regulatory requirements of different countries, such as differing tax or labor laws; and,

     -    cultural and language differences.

Any of these factors or other factors not enumerated here could adversely affect the results of our international operations.

CONTINUED GROWTH OF OUR BUSINESS WILL PLACE INCREASED DEMANDS ON OUR SYSTEMS AND RESOURCES AND MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND OUR ABILITY TO RETAIN TALENTED PERSONNEL.

The expansion of our business and client base has placed increased demands on our management, operating systems, internal controls and financial and physical resources. Our continued growth, if any, may strain existing management and human resources in particular, affecting our ability to attract and retain talented personnel. Consequently, we may be required to increase expenditures to hire new employees, open new offices and invest in new equipment or make other capital expenditures. Any failure to expand any of the foregoing areas in an efficient manner could adversely affect our operating results. We also cannot assure you that we will be able to sustain the rates of growth that we have experienced in the past or manage our growth effectively in the future.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

We rely on our key management personnel, including Bruce Kupper, our Chairman and Chief Executive Officer, and Mary De Hahn, our Chief Operating Officer, because personal relationships are critical to obtaining and retaining client engagements. We believe that our future success will depend upon our ability to attract and retain additional key management personnel. If any of our officers or key employees leaves our company, the relationships that they have with our clients could be lost. As further described under Item 10 of this Form 10-KSB, we entered into a two-year employment agreement with Bruce Kupper as of January 1, 2001. We also intend to issue stock options to selected employees as incentive to remain with our company.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US. THE RAISING OF ANY ADDITIONAL CAPITAL MAY DILUTE YOUR OWNERSHIP IN US.

We will need to raise additional funds through public or private debt or equity financing in order to:

     - take advantage of business opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

     -    develop new services; or

     -    respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our common stock. Furthermore, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. Our failure to obtain additional capital may have an adverse effect on our business results and expansion efforts.

THERE IS ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND IT IS POSSIBLE THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY.

There is currently only a limited trading market for our common stock. Our common stock trades on the NASD OTC Bulletin Board under the symbol "KPCG" with very limited trading volume. There can be no assurance that a substantial trading market will ever develop (or be sustained, if developed) for our common stock, or that stockholders will be able to resell their securities or otherwise liquidate their investment without delay.

RISKS RELATING TO OUR INDUSTRY

EXCLUSIVITY ARRANGEMENTS WITH OUR CLIENTS MAY LIMIT OUR ABILITY TO PROVIDE SERVICES TO OTHERS.

It is customary in the marketing communications services industry to enter into exclusivity arrangements with clients. We have entered into these arrangements with a number of our clients, restricting our ability to provide services to their competitors. We have in the past been, and may in the future be, unable to take on new clients because such opportunities would require us to provide services to direct competitors of our existing clients. In addition, we risk harming relationships with existing clients if we agree to provide services to their indirect competitors. Prospective clients may also choose not to retain us for reasons of actual or perceived conflicts of interest.

THE MARKETING COMMUNICATIONS SERVICES MARKET IS HIGHLY COMPETITIVE.

The marketing communications services market is intensely competitive. We expect competition to intensify even further as this market evolves. Some of our competitors and potential competitors have longer operating histories, greater financial strength, longer client relationships, and greater financial, management, technology, development, marketing and other resources than we do. Competition depends to a large extent on clients' perception of quality and creativity as well as the impact our services have on the business of our clients. We also compete on the basis of price and the ability to serve clients on a broad geographic basis. To the extent we lose clients to our competitors because of dissatisfaction with our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

CHANGES IN GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS.

A number of the services that we provide are subject to extensive government regulation, both domestic and foreign, with respect to the truth in and fairness of advertising and other marketing-related regulations. To ensure that our clients' communications with their customers do not violate these regulations, we must comply with Federal Trade Commission regulations governing the marketing of products and services and similar state regulations. In addition, there has been an increasing tendency in the United States on the part of businesses to resort to the judicial system to challenge comparative advertising of their competitors on the grounds that the advertising is false and deceptive. While we have not been subject to such claims in the past, we cannot assure you that we will not be subject to claims against us or our clients by other companies or governmental agencies or that any such claims, regardless of merit, would not have a material adverse effect on our future operating performance.

WE MAY BE LIABLE TO OUR CLIENTS FOR DAMAGES.

Many of our engagements involve the development, implementation and execution of marketing communications programs that are critical to our clients' businesses. Our failure or inability to meet a client's expectations in the performance or completion of services could injure our business reputation or result in a claim for substantial damages against us regardless of our responsibility for such failure. In addition, in the course of providing marketing communications services to our clients we may be given access to confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages, which could adversely affect our future operating performance.

ITEM 2. DESCRIPTION OF PROPERTY

The following table provides data on our wholly-owned offices as of October 31,2000:



-------------------------------------------------------------------------------------------------------------
                                                                                                  LEASE
                                                                             APPROXIMATE        EXPIRATION
OFFICE                                   LOCATION                            SQUARE FEET           DATE
-------------------------------------------------------------------------------------------------------------
St. Louis         8301 Maryland Avenue
                  Clayton, Missouri                                             22,595               5/31/10
-------------------------------------------------------------------------------------------------------------
Melville          401 Broadhollow Road
                  Melville, New York                                            12,944               7/31/08
-------------------------------------------------------------------------------------------------------------
Kansas City       106 West 14th Street
                  Kansas City, Missouri                                          2,711              10/31/02
-------------------------------------------------------------------------------------------------------------
Louisville        135 West Muhammad Ali Blvd.
                  Louisville, Kentucky                                           5,200              12/31/02
-------------------------------------------------------------------------------------------------------------
Memphis           6060 Poplar Avenue
                  Memphis, Tennessee                                             3,105               8/31/04
-------------------------------------------------------------------------------------------------------------
Nashville         2505 Hillsboro Road
                  Nashville, Tennessee                                           1,672              12/31/01
-------------------------------------------------------------------------------------------------------------
New Orleans       433 Metairie Road
                  Metairie, Louisiana                                            4,499               2/28/03
-------------------------------------------------------------------------------------------------------------


All of our operations are conducted in leased premises located in the various cities in which KPCG does business. Our physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. We believe that we maintain adequate insurance on all of our property. We do not anticipate any difficulty in negotiating lease renewals or in finding other satisfactory space if premises become unavailable. For further information regarding KPCG's obligations under noncancellable operating leases, see "KPCG FINANCIAL STATEMENTS".

ITEM 3. LEGAL PROCEEDINGS

KPCG is involved in various claims and legal actions incidental to the normal conduct of its business. It is not possible at the present time to estimate the ultimate liability, if any, of our company with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to KPCG's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 29, 2000, we obtained the favorable vote of the holders of shares representing a majority of the votes entitled to be cast at a duly called meeting of stockholders in order to approve the merger of Kupper Parker Communications, Incorporated and Greenstone Roberts Advertising, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the over-the-counter market and quoted on the NASD OTC Bulletin Board under the symbol "KPCG". Prior to October 9,
2000 our common stock traded  under the symbol "GRRI".

The table below sets forth, for the periods indicated, the high and low bid prices of our common stock for the periods indicated, as reported by the OTC Bulletin Board Research Service. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


----------------------------------------------------------------------------------------------------------------------
         FISCAL QUARTER ENDED                            HIGH                                    LOW
----------------------------------------------------------------------------------------------------------------------
January 31, 1999                                                         $1.31                                  $0.91
----------------------------------------------------------------------------------------------------------------------
April 30, 1999                                                             .91                                   0.88
----------------------------------------------------------------------------------------------------------------------
July 31, 1999                                                             2.63                                   0.88
----------------------------------------------------------------------------------------------------------------------
October 31, 1999                                                          2.38                                   0.81
----------------------------------------------------------------------------------------------------------------------
January 31, 2000                                                          2.13                                   0.81
----------------------------------------------------------------------------------------------------------------------
April 30, 2000                                                            2.44                                   1.38
----------------------------------------------------------------------------------------------------------------------
July 31, 2000                                                             2.88                                   2.03
----------------------------------------------------------------------------------------------------------------------
October 30, 2000                                                          4.00                                   2.06
----------------------------------------------------------------------------------------------------------------------


On January 23, 2001, there were 242 shareholders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. KPCG currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

The following discussion relates to our results of operations, financial condition and liquidity for the periods indicated and should be read in conjunction with our financial statements and the notes thereto.

On September 29, 2000, we merged with and into GRAI in a transaction accounted for a reverse acquisition (the "Merger"). As a result, the audited financial statements included as a part of this Form 10-KSB represent the results of KPCG for all periods presented and the results of GRAI for the period of September 29, 2000 through October 31, 2000.

Prior to August 1, 2000, KPCG operated as a privately held company. Its compensation scheme for its employees emphasized contributions to its Employee Stock Ownership Plan ("ESOP") and cash bonuses. In anticipation of the Merger, during July 2000 KPCG made its last required contribution to its ESOP and initiated steps to terminate this plan effective August 31, 2000. We do not intend to make any future contributions to this plan. Fiscal 2000 after tax expense related to this plan was $891 or $0.18 per share.

Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including: the timing of new projects; material reductions, cancellations or completions of major projects; the loss of significant clients; the opening or closing of offices; our relative mix of business; changes in our pricing strategies or those of our competitors; employee utilization rates; changes in personnel; and other factors that are outside of our control. We also experience some variation in operating results throughout the year that results in part from the spending patterns and business cycles of our clients, and from marketing communications services spending patterns in general. Going forward, we expect this pattern to be tempered somewhat by the seasonal spending patterns of GRAI's clients, which have differed from those of KPCG's clients.

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

Revenues for the year ended October 31, 2000 were $12,033, a 10.9% increase over 1999 revenues of $10,847. Public relations revenues increased 34% between years and now amount to 19.1% of total revenues compared to 15.8% in 1999. Sales promotion and direct marketing revenues increased 25% to 5.5% of total revenues in 2000. Fiscal 2000 revenues include revenues from GRAI's operations for the period of September 29, 2000, the date of the Merger, through year-end. Had the Merger occurred on November 1, 1999, fiscal 2000 revenues would have been $14,810.

Salaries and benefits expense increased 13.7% to $9,981. The most significant increase in this category of expense relates to the fair value of the shares of KPCG common stock released for allocation to its ESOP participants ($992 in fiscal 2000 compared to $403 in fiscal 1999). As more fully discussed above, KPCG made its last required contribution to its ESOP in July 2000 and has taken steps to terminate its ESOP during fiscal 2000.

Excluding this ESOP expense, salaries and benefits expense increased approximately $610 or 7.3% - 3.6 percentage points less than the revenue increase.

Office and general expenses increased approximately $334 or 16.7% as compared to the 10.9% increase in revenues. The principal reason for this increase was that the Company leased additional space in St. Louis to accommodate its increased staff.

KPCG reported net interest income of $61 in 2000 compared to net interest expense of $7 in 1999. Interest income increased between years due to higher average collected cash balances. Interest expense decreased between years due to lower long-term debt balances.

KPCG's effective tax rate was high in both years due principally to the fact that the difference between the fair market value and the historical cost of shares allocated to ESOP participants is not deductible for tax purposes. See Footnote 11 of the KPCG

Financial Statements as of October 31, 2000 and 1999 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

Revenues for the year ended October 31, 1999 were $10,847, a 22.4% increase over 1998 revenues of $8,860. Public relations revenues increased 47% between years and now amount to 15.8% of total revenues compared to 13.1% in 1998. Sales promotion and direct marketing revenues increased 7.6% to 4.9% of total revenues in 2000.

Salaries and benefits expense increased 17.6% to $8,782. The most significant increase in this category of expense relates to the fair value of the shares of KPCI common stock released for allocation to its ESOP participants ($403 in fiscal 1999 compared to $328 in fiscal 1998). Excluding this ESOP expense, salaries and benefits expense increased approximately $1,239 or 17.4% - 5 percentage points less than the revenue increase.

Office and general expenses increased approximately $548 or 37.7% as compared to the 22.4% increase in revenues. The principal reason for this increase was that the Company leased additional space in St. Louis to accommodate its increased staff.

KPCI reported net interest expense of $7 in 1999 compared to net interest income of $9 in 1998. Interest income decreased between years due to lower average collected cash balances. Interest expense decreased between years due to lower long-term debt balances.

KPCI's effective tax rate was high in both years due principally to the fact that the difference between the fair market value and the historical costs of shares allocated to ESOP participants is not deductible for tax purposes. See Footnote 11 of the KPCI Financial Statements as of October 31, 2000 and 1999 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES - AT OCTOBER 31, 2000

As of October 31, 2000, KPCG's cash and cash equivalents totaled $2,177 compared to the 1999 year-end balance of $539. The principal reasons for the increase in cash and cash equivalents are (1) KPCG had $550 in short-term bank borrowings at October 31, 2000 that it repaid in November 2000, and (2) increased net cash provided by operating activities.

Operating Activities: KPCG's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. During fiscal 2000, KPCG emphasized the management of accounts payable and accounts receivable, resulting in additional net cash inflows of $1,122. The most significant non-cash item is entitled "Shares earned and released by ESOP" and represents the fair market value of the related shares that are allocated to ESOP participants. This non-cash charge increased 146% between years from $403 in 1999 to $992 in 2000. The principal reason for the increase is that the fair value of KPCG common stock increased by 154% between years both as a result of internal growth and as a result of the Merger. During July 2000, KPCG made its last required contribution to its ESOP and does not intend to make any future contributions to this plan. In addition, KPCG has initiated steps to terminate its ESOP effective August 31, 2000. As a result, operating results in periods subsequent to August 31, 2000 do not contain similar non-cash charges to earnings. Cash provided by operating activities was $2,090 in 2000 compared to cash provided by operating activities of $608 in 1999.

Investing Activities: On September 29, 2000, KPCG acquired the assets and operations of Greenstone Roberts Advertising, Inc. in a transaction accounted for as a reverse acquisition. The net cash cost of this transaction was $232 comprised of acquisition costs of $1,350 and accounting and legal fees of $73, net of cash acquired of $1,191. KPCG's capital expenditures for property and equipment were $140 for the year ended October 31, 2000 compared to $199 in 1999. At October 31, 2000, KPCG had no material commitments for future capital expenditures.

Financing Activities: In September 2000, KPCG borrowed $1,350 on a two-month basis to finance the Merger. During October 2000, KPCG repaid $800 of this loan, and repaid the balance in November 2000. As previously discussed, during fiscal 2000 KPCG paid off its ESOP in advance of its scheduled maturity. At October 31, 2000, KPCG was in compliance with all covenants and conditions related to its debt agreements.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements commencing on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 21, 2000, as a result of the merger transaction between Registrant (formerly known as Greenstone Roberts Advertising, Inc.) and Kupper Parker Communications, Incorporated, our Board of Directors appointed Arthur Andersen LLP as our auditors for the year ended October 31, 2000. Arthur Andersen LLP had been the auditor of Kupper Parker Communications, Incorporated, the Missouri corporation that we acquired in a transaction that has been accounted for as a reverse acquisition. BDO Seidman, LLP had been our auditors for the year ended October 31, 1999.

During our two most recent fiscal years and subsequent interim periods, there were no disagreements with BDO Seidman, LLP on any matter of accounting or practices, financial statement disclosures or auditing scope or procedure. During our two most recent fiscal years and subsequent interim periods, there have occurred none of the "reportable events" listed in Item 304(a)(1)(iv)(A-D) of Regulation S-B.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following tables sets forth certain information with respect to our executive officers and directors as of January 23, 2001.



----------------------------------------------------------------------------------------------------------------------
           NAME                   AGE                                      POSITION(S)
----------------------------------------------------------------------------------------------------------------------
Bruce Kupper                       48        Chief Executive Officer, President and Chairman of the Board
----------------------------------------------------------------------------------------------------------------------
Mary De Hahn                       51        Chief Operating Officer and Director
----------------------------------------------------------------------------------------------------------------------
John Rezich                        45        Chief Financial Officer, Treasurer, Secretary and Director
----------------------------------------------------------------------------------------------------------------------
Ronald Greenstone                  60        Chief Executive Officer of Long Island Operations and Director
----------------------------------------------------------------------------------------------------------------------
Gary Roberts                       62        President of Long Island Operations and Director
----------------------------------------------------------------------------------------------------------------------
S. Lee Kling                       71        Director
----------------------------------------------------------------------------------------------------------------------
James Saitz                        51        Director
----------------------------------------------------------------------------------------------------------------------


Bruce Kupper has served as our Chief Executive Officer, President and Chairman of the Board since the Merger. Prior to that time he served in the same capacities for Kupper Parker Communications, Incorporated (1993 - 2000) and its predecessor, Kupper Advertising, Inc. (1978 - 1993). Prior to that time, Mr. Kupper worked as an account executive for Young & Rubicam where he was named Young & Rubicam's 1997 National Account Executive of the Year.

Mary De Hahn has served as Chief Operating Officer and as a Director of our company since the Merger. Prior to that time she served in the similar executive capacities for Kupper Parker Communications, Incorporated (1993 - 2000) and its predecessor, Kupper Advertising, Inc. (1988 - 1993). Before joining Kupper Advertising, Inc., Ms. De Hahn served as senior vice president of marketing for Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri and executive director of the Missouri Arts Council.

John Rezich has served as Chief Financial Officer and a Director of our company since the Merger. Prior to that time he served in the same capacities for Kupper Parker Communications, Incorporated from May 2000 to September 2000. Mr. Rezich joined Kupper Parker Communications, Incorporated in October 1999 as Executive Vice President, Mergers and Acquisitions. From 1985 to March 1999, Mr. Rezich served in various executive financial positions for True North Communications, Inc., a publicly held marketing communications company.

Ronald Greenstone has been a Director of our company since 1972. Prior to the Merger, Mr. Greenstone had been Chairman of the Board of Directors, Chief Executive Officer and a Director of our company for a period of more than five years. Mr. Greenstone founded Greenstone Roberts Advertising, Inc. in 1972.

Gary Roberts has been a Director of our company since February 1989. Prior to the Merger, Mr. Roberts had been President of our company for a period of more than five years. Mr. Roberts joined Greenstone Roberts Advertising, Inc. in 1988. Prior to that time he served in various executive capacities for Slater Hanft Martin (a New York, New York advertising agency) and Wells Rich Greene (a New York, New York advertising agency).

S. Lee Kling has been a Director of our company since the Merger. Prior to that time, Mr. Kling served as an advisory director to Kupper Parker Communications, Incorporated for a period of more than five years. He has served since 1991 as Chairman of the Board of Kling Rechter & Company, a merchant banking company which works in partnership with First Chicago Equity Capital Corp., and served as Vice Chairman of Willis Corroon Corp. of Missouri until July 2000. Mr. Kling served as Chairman of the Board of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri ("Landmark"), until December 1991 when the company merged with Magna Group, Inc. He had served in such capacity with Landmark since 1974 and had also served as Chief Executive Officer of Landmark from 1974 through October 1990 except for the period from May 1978 to January 1979 when he served as Assistant Special Counselor on Inflation for the White House and Deputy for Ambassador Robert S. Strauss. Mr. Kling serves on the Boards of Directors of Falcon Products, Co. (a furniture and fixtures manufacturer), Top Air Manufacturing Inc. (a manufacturer of agricultural equipment), National Beverage Corp. (a beverage manufacturer), Electro Rent Corporation (an electronic equipment rental company), Engineered Support Systems, Inc. (a product manufacturer in the defense industry), Learn2.com (an internet based learning service provider), and Bernard Chaus, Inc. (a company that designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear), all of which are public companies.

James Saitz has been a Director of our company since the Merger. Prior to that time, Mr. Saitz served as an advisory director to Kupper Parker Communications, Incorporated for a period of more than five years. Mr. Saitz is the Chairman and Chief Executive Officer of Trustcorp Financial, Inc. (1994 - present), a commercial bank holding company, and is the Chairman and Chief Executive Officer of Missouri State Bank (1994 - present), a commercial bank.

There are no family relationships among any of our officers or directors.

The Directors of our company are divided into two classes and hold office until the second succeeding Annual Meeting of Stockholders following the election of their respective class and the qualification of their successors. Mr. Rezich, Mr. Roberts and Mr. Saitz constitute the class of Directors whose terms expire in 2001. Mr. Kupper, Ms. De Hahn, Mr. Greenstone and Mr. Kling constitute the class of Directors whose terms expire in 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received, for each of the last three fiscal years, for services rendered to us by our Chief Executive Officer and each of our other most highly compensated executive officers during the fiscal year ended October 31, 2000 whose total compensation equaled or exceeded $100,000.


                                          Annual Compensation                       Long-term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                           Other      Restricte    Securities
   Name and Principal                                      Annual       Stock      Underlying       LTIP       All Other
        Position           Year     Salary      Bonus     Comp. (1)     Awards    Options/SAR's    Payouts     Comp. (2)
--------------------------------------------------------------------------------------------------------------------------
Bruce Kupper (4)            2000     288,000     317,750          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
      CEO                   1999     288,000     485,000       1,500          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
                            1998     288,000     589,000       3,000          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
Mary De Hahn (4)            2000     170,000      90,000          --          --              --          --        9,323
--------------------------------------------------------------------------------------------------------------------------
      COO                   1999     120,000     145,500       1,500          --              --          --       14,336
--------------------------------------------------------------------------------------------------------------------------
                            1998     120,000     130,000       3,000          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
John Rezich (3) (4)         2000     120,000      20,000          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
      CFO                   1999      22,615          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
                            1998          --          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
Ronald Greenstone           2000     247,083                                  --              --          --        1,575
--------------------------------------------------------------------------------------------------------------------------
      Director              1999     264,583          --          --          --              --          --        1,500
--------------------------------------------------------------------------------------------------------------------------
                            1998     277,325          --          --          --              --          --        1,500
--------------------------------------------------------------------------------------------------------------------------
Gary Roberts                2000     226,250          --          --          --              --          --        1,575
--------------------------------------------------------------------------------------------------------------------------
      Director              1999     225,000          --          --          --              --          --        1,500
--------------------------------------------------------------------------------------------------------------------------
                            1998     227,519          --          --          --              --          --        1,500
--------------------------------------------------------------------------------------------------------------------------


     1. Amounts shown in this column are for cash payments for attendance of KPCG's Board of Directors' meetings.
     2. Amounts shown in this column are for company contributions to KPCG's ESOP and 401K plans on behalf of the named Executive.
     3.   Mr. Rezich commenced employment in October 1999.
     4. Includes compensation received from Kupper Parker Communications, Incorporated prior to the Merger.


YEAR 2000 STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

On August 22, 2000, we issued a stock option grant to Mr. Greenstone. Under the terms of the stock option agreement, Mr. Greenstone is entitled to purchase up to 18,750 shares of our common stock at an exercise price of $2.375 per share (which was the fair market value of the underlying common stock on the grant date). This stock option grant vests 100% one year after its issuance and it expires on August 22, 2005. Assuming compound annual appreciation rates of 5 and 10% over the five-year life of this option, the aggregate potential realizable values of this option are $12,303 and $27,187, respectively. We did not grant any other stock options to executive employees during 2000.

YEAR 2000 STOCK OPTION EXERCISES BY EXECUTIVE OFFICERS

During 2000, our executive officers did not exercise any of their various stock option grants.

STOCK OPTIONS HELD BY EXECUTIVE OFFICERS

The following table sets forth unexercised stock options held by each of our Executive Officers as of October 31, 2000:


----------------------------------------------------------------------------------------------------------------------
                                             Number of Securities Underlying      Value of Unexercised In-the-Money
                                             Unexercised Options/SAR's as of               Options/SAR's as
                                                    October 31, 2000                   of October 31, 2000 (1)
----------------------------------------------------------------------------------------------------------------------
                                          Exercisable        Unexercisable       Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------------
Bruce Kupper                                        141,700                  --           $389,649                 --
----------------------------------------------------------------------------------------------------------------------
Ronald Greenstone                                    25,000              18,750             12,500             $9,609
----------------------------------------------------------------------------------------------------------------------
Gary Roberts                                         15,000                  --              7,500                 --
----------------------------------------------------------------------------------------------------------------------


     1. Calculated by determining the difference between the exercise price and the deemed fair value of the securities underlying the options at October 31, 2000.

EMPLOYMENT AGREEMENTS

Effective January 1, 2001 we entered into a two-year employment agreement with Mr. Kupper. Mr. Kupper's Employment Agreement provides for an initial base salary of $360,000 per year, annual raises of 4%, and incentive compensation in accordance with KPCG's Executive Compensation Program. Mr. Kupper is also eligible to receive stock options and to participate in certain fringe benefits and in KPCG's employee benefit plans generally available to senior executives. The terms of this agreement provide that Mr. Kupper will become a consultant to KPCG for the two-year period immediately following the expiration of the term of his employment, as extended, if applicable. During this consulting period, Mr. Kupper will receive annual compensation equal to 75% of the average of his annual base salary over the last three full calendar years of his employment. This consulting arrangement will also apply if Mr. Kupper resigns prior to the scheduled expiration of the term of his employment, subject to a reduction in the annual compensation based on vesting over a five-year period commencing January 1, 2001.

Mr. Kupper's Employment Agreement provides that, in the event of termination of employment by KPCG or by Mr. Kupper after the occurrence of one or more specified events (none of which have occurred to date) (a "Qualifying Termination"), Mr. Kupper would be entitled to receive his base salary, incentive compensation and certain continuing benefits for two years and the annual consulting compensation described above for the following two years. This employment agreement provides that, upon a Qualifying Termination, each stock option granted after January 1, 2001 and then held by Mr. Kupper shall be fully vested and exercisable in full for up to three years (but not beyond ten years after the date of grant of such option). Mr. Kupper's Employment Agreement also contains a provision prohibiting him from engaging in certain competitive activities with KPCG during his employment and during any severance and/or consulting period.

In September 2000, in connection with the Merger, we entered into a two-year employment agreement with Mr. Greenstone providing for an annual base salary of $215,000. Pursuant to this employment agreement, if we terminate Mr. Greenstone's employment without cause, or if we are unable to enter into a mutually agreeable written renewal employment agreement for a term of not less than one year prior to the expiration of the initial employment agreement, we are obligated to pay Mr. Greenstone all amounts owed under the initial employment agreement and a lump-sum payment of $250,000.

In September 2000, in connection with the Merger, we entered into a two-year employment agreement with Mr. Roberts providing for an annual base salary of $240,000. Pursuant to this employment agreement, if we terminate Mr. Roberts' employment without cause, or if we are unable to enter into a mutually agreeable written renewal employment agreement for a term of not less than one year prior to the expiration of the initial employment agreement, we are obligated to pay Mr. Roberts all amounts owed under the initial employment agreement and a lump-sum payment of $225,000.

STOCK OPTION PLAN

In 1988, we adopted our Stock Option Plan. Under the terms of this plan, options to purchase shares of our common stock can be issued to our employees and directors at a price equal to 100% of the fair market value of our common stock on the date of grant. Options issued under this plan expire from two to six years from the date of grant, and are exercisable one year from the date of grant. Options that are unexercised are cancelled immediately if the holder ceases to be an employee or director of our company.

DIRECTOR COMPENSATION

Each director who is not also our employee is paid $10,000 per year.

COMMITTEES OF THE BOARD OF DIRECTORS

We have established an Audit Committee, a Compensation Committee, a Stock Option Plan Committee, and an Executive Committee for our board of directors.

The Audit Committee is composed of two outside directors, currently Mr. Saitz and Mr. Kling. The Audit Committee reports to our board of directors regarding the appointment of our independent public accountants, the scope and fees of prospective annual audits and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

The Compensation Committee is composed of two outside directors, currently Mr. Saitz and Mr. Kling, who make determinations regarding the compensation of our executive officers. No interlocking relationships exist between our board of directors and the board of directors or Compensation Committee of any other company, nor has any such interlocking relationship existed in the past.

The Stock Option Plan Committee is composed of two outside directors, currently Mr. Saitz and Mr. Kling, who make determinations regarding the administration of our Option Plan, including the determination of stock option grants made under the plan.

The Executive Committee is composed of Mr. Kupper, Ms. De Hahn and Mr. Kling. The duties of the Executive Committee are to exercise all functions of our Board of Directors in the intervals between regular meetings of the Board of Directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF MATTERS

Section 722 of the New York Business Corporation Law ("BCL") permits a corporation to indemnify a director or officer, made a party to an action by reason of the fact that he or she was a director or officer of the corporation, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees, if such director or officer acted in good faith, for a purpose which he or she reasonably believed to be in the best interests of the corporation.

Our Certificate of Incorporation includes limitations on the liability of officers and directors, except for liability pursuant to a judgment or other final adjudication adverse to such director which establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he or she gained personally in fact a financial profit or other advantage to which he or she was not entitled or his acts violated Section 719 of the BCL. Our Board of Directors has authorized KPCG to provide a general indemnification of its officers, directors and employees regarding any claims or liabilities incurred in the course of their employment, subject to the foregoing provisions.

We also maintain insurance, that we believe to be adequate, covering all of our directors and officers against certain liabilities and reimbursing us for obligations for which we incur as a result of its indemnification of such directors, officers and employees. At present, there is no pending litigation or proceeding involving any officer, director or agent of ours where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 23, 2001 for:

     1. Each person or entity who is known by us to beneficially own five percent or more of the outstanding shares of our common stock;

     2.   Each director;

     3.   Each executive officer; and

     4.   All directors and executive officers of KPCG as a group.


----------------------------------------------------------------------------------------------------------------------
       NAME OF BENEFICIAL OWNER           NUMBER OF SHARES BENEFICIALLY OWNED             PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------------------
KPCG ESOP                                                        2,566,950                                43.04
----------------------------------------------------------------------------------------------------------------------
Bruce Kupper                                                     1,582,700 (1)                            26.53
----------------------------------------------------------------------------------------------------------------------
Mary De Hahn                                                       298,817 (4)                             5.01
----------------------------------------------------------------------------------------------------------------------
John Rezich                                                        163,500                                 2.74
----------------------------------------------------------------------------------------------------------------------
Ronald Greenstone                                                  223,287 (2)                             3.74
----------------------------------------------------------------------------------------------------------------------
Gary Roberts                                                        72,708 (3)                             1.22
----------------------------------------------------------------------------------------------------------------------
S. Lee Kling                                                         5,000                                 0.08
----------------------------------------------------------------------------------------------------------------------
All Directors and Executive
Officers as a group                                              2,346,012                                39.40
----------------------------------------------------------------------------------------------------------------------

     1. Includes 141,700 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

     2. Includes 43,750 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

     3. Includes 15,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

     4. Includes 200,717 shares of Common Stock held in her account by our ESOP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Saitz, a member of our Board of Directors, is the Chairman and Chief Executive Officer of Missouri State Bank, a commercial bank. This firm provided us with commercial banking services during 2000 and is expected to provide us with similar services during 2001. In addition, we provided certain advertising and other communications services to Missouri State Bank. We believe that all of the transactions between our company and Missouri State Bank were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1.   Financial Statements

     Kupper Parker Communications, Incorporated and Subsidiaries
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of October 31, 2000 and 1999
     Consolidated Statements of Operations for the years ended October 31, 2000 and 1999
     Consolidated Statements of Stockholders' Equity for the years ended October 31, 2000 and 1999
     Consolidated Statements of Cash Flows for the years ended October 31, 2000 and 1999
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.   Exhibits


See "INDEX TO EXHIBITS" on page 31 of this Form 10-KSB.

(b) Reports on Form 8-K

          1. In a Form 8-K filed on October 10, 2000, Registrant reported consummation of the Merger.

          2. In a Form 8-K filed on December 26, 2000, Registrant reported a change in accountants as described in item 10 of this Form 10-KSB.

          3. In a Form 8-K filed on January 17, 2001, Registrant reported fourth quarter 2000 earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of January, 2001.

Kupper Parker Communications, Incorporated
By:     /s/ Bruce Kupper
Bruce Kupper
Chief Executive Officer (Principal Executive Officer)

                         POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Kupper Parker Communications, Incorporated, hereby appoint Bruce Kupper and John Rezich, acting severally, our true and lawful attorneys, with full power to sign for us in our name in the capacities indicated below, amendments to this report, and generally to do all things in our name and on our behalf in such capacities to enable Kupper Parker Communications, Incorporated to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signed:  /s/ Bruce Kupper                   Dated: January 26, 2001
--------------------------
Bruce Kupper
Chief Executive Officer (Principal Executive Officer), Director

Signed:  /s/ Mary De Hahn                   Dated: January 26, 2001
-------------------------
Mary De Hahn
Chief Operating Officer, Director

Signed:  /s/ John Rezich                    Dated: January 26, 2001
-------------------------
John Rezich
Chief Financial Officer, Director

Signed:  /s/ Ronald Greenstone              Dated: January 26, 2001
------------------------------
Ronald Greenstone
Director

Signed:  /s/ Gary Roberts                   Dated: January 26, 2001
--------------------------
Gary Roberts
Director

Signed:  /s/ S. Lee Kling                   Dated: January 26, 2001
--------------------------
S. Lee Kling
Director

Signed:  /s/ James Saitz                    Dated: January 26, 2001
-------------------------
James Saitz
Director

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    EXHIBIT DESCRIPTION

  2.1 Agreement and Plan of Merger dated as of August 23, 2000 between GRAI and KPCI -- Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-44476) and incorporated herein by reference.

  3.1 Certificate of Incorporation, as amended -- Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-26372NY) and incorporated herein by reference.

  3.2 Amendment to Certificate of Incorporation -- Filed as an exhibit to the Company's Form 8-K on July 29, 1997 and incorporated herein by reference.

  3.3*         Amendment to Certificate of Incorporation

  3.4 Amended and Restated Bylaws -- Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-26372NY) and incorporated herein by reference.

  3.5*         Amendment to Bylaws

 10.1 1998 Stock Option Plan -- Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-26372NY) and incorporated herein by reference.

 10.2 Amendment Number 1 to 1988 Stock Option Plan -- Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-26372NY) and incorporated herein by reference.

 10.2*         Amendment Number 2 to 1988 Stock Option Plan

 10.3*         Employment Agreement of Ronald Greenstone

 10.4*         Employment Agreement of Gary Roberts

 10.5*         Employment Agreement of Bruce Kupper


* Filed herewith

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES


                          Index to Financial Statements


Report of Independent Public Accountants                               F-2

Consolidated Balance Sheets - As of October 31, 2000 and 1999          F-3

Consolidated Statements of Operations - For the Years Ended
October 31, 2000 and 1999                                              F-4

Consolidated Statements of Stockholders' Equity - For the Years
Ended October 31, 2000 and 1999                                        F-5

Consolidated Statements of Cash Flows - For the Years Ended
October 31, 2000 and 1999                                              F-6

Notes to Consolidated Financial Statements                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Kupper Parker Communications, Incorporated:


We have audited the accompanying consolidated balance sheets of Kupper Parker Communications, Incorporated (a New York corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP

St. Louis, Missouri,
January 16, 2001

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS - AS OF OCTOBER 31, 2000 AND 1999



                                                                                       2000                1999
                                                                                   ------------       ------------
                                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  2,177,052       $    538,783
   Accounts receivable, net of reserve for bad debts of approximately
     $208,000 and $95,000, respectively                                               7,047,089          7,389,137
   Other current assets                                                               1,268,440            432,416
                                                                                   ------------       ------------
           Total current assets                                                      10,492,581          8,360,336

PROPERTY AND EQUIPMENT, net                                                           1,146,160            746,669

GOODWILL, net of accumulated amortization of approximately $212,000
   and $179,000, respectively                                                         2,669,883            234,681

OTHER ASSETS                                                                            256,672            154,396
                                                                                   ------------       ------------
           Total assets                                                            $ 14,565,296       $  9,496,082
                                                                                   ============       ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                            $     64,572       $    189,761
   Short-term bank borrowings                                                           550,000               --
   Accounts payable                                                                   8,383,471          6,891,516
   Deferred revenue                                                                     901,537            284,429
   Accrued expenses                                                                     678,206            819,018
                                                                                   ------------       ------------
           Total current liabilities                                                 10,577,786          8,184,724
                                                                                   ------------       ------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                                              166,393            319,010
   Other long-term liabilities                                                        1,522,477            178,466
                                                                                   ------------       ------------
           Total long-term liabilities                                                1,688,870            497,476
                                                                                   ------------       ------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value; 30,000,000 shares authorized; 5,833,950 and
     4,855,950 shares issued                                                            583,395            485,595
   Paid-in capital                                                                    2,964,520            771,471
   Accumulated deficit                                                                 (637,317)          (188,934)
   Treasury stock, at average cost; 141,723 and -0- shares, respectively               (611,958)              --
   Unearned ESOP shares                                                                    --             (254,250)
                                                                                   ------------       ------------
           Total stockholders' equity                                                 2,298,640            813,882
                                                                                   ------------       ------------
           Total liabilities and stockholders' equity                              $ 14,565,296       $  9,496,082
                                                                                   ============       ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999


                                                                                 2000               1999
                                                                             ------------       ------------
REVENUES                                                                     $ 12,033,040       $ 10,846,769
                                                                             ------------       ------------
OPERATING EXPENSES:
   Salaries and benefits                                                        9,981,015          8,781,833
   Office and general                                                           2,336,578          2,002,816
                                                                             ------------       ------------
           Total operating expenses                                            12,317,593         10,784,649
                                                                             ------------       ------------
           (Loss) income from operations                                         (284,553)            62,120
                                                                             ------------       ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                106,448             67,816
   Interest expense                                                               (45,365)           (75,226)
                                                                             ------------       ------------
           Total other income (expense)                                            61,083             (7,410)
                                                                             ------------       ------------
           (Loss) income before income tax provision                             (223,470)            54,710

INCOME TAX PROVISION                                                              224,913            113,928
                                                                             ------------       ------------
           Net loss                                                          $   (448,383)      $    (59,218)
                                                                             ============       ============

BASIC AND DILUTED LOSS PER SHARE                                             $      (0.09)      $      (0.01)
                                                                             ============       ============
WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER
  SHARE COMPUTATION                                                             4,960,749          4,000,300
                                                                             ============       ============



              The accompanying notes are an integral part of these
                            consolidated statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999



                                          Common Stock
                                      ----------------------      Paid-In       Retained
                                       Shares        Amount       Capital       Earnings
                                      ---------    ---------     -----------    ---------
BALANCE, November 1, 1998             5,084,850    $ 508,485     $   688,975    $(129,716)

   Shares repurchased                  (228,900)     (22,890)       (102,933)           -
   Shares earned and
   released by ESOP                           -            -         185,429            -
   Net loss                                   -            -               -      (59,218)
                                      ---------    ---------     -----------    ---------

BALANCE, October 31, 1999             4,855,950      485,595         771,471     (188,934)

   Shares issued                        354,250       35,425         224,575            -
   Shares repurchased                  (136,250)     (13,625)       (111,599)           -
    Shares earned and
   released by ESOP                           -            -         738,106            -
   Effect of acquisition as
   described in Note 2                  760,000       76,000       1,341,967            -
   Net loss                                   -            -               -     (448,383)
                                      ---------    ---------     -----------    ---------

BALANCE, October 31, 2000             5,833,950    $ 583,395     $ 2,964,520    $(637,317)
                                      =========    =========     ===========    =========


                                       Treasury Stock
                                      -------------------    Unearned
                                      Shares     Amount    ESOP Shares          Total
                                      -------   ---------  -----------       -----------
BALANCE, November 1, 1998                   -   $       -  $   (472,000)     $   595,744

   Shares repurchased                       -           -             -         (125,823)
   Shares earned and
   released by ESOP                         -           -       217,750          403,179
   Net loss                                 -           -             -          (59,218)
                                      -------   ---------  ------------      -----------

BALANCE, October 31, 1999                   -           -      (254,250)         813,882

   Shares issued                            -           -             -          260,000
   Shares repurchased                       -           -             -         (125,224)
   Shares earned and
   released by ESOP                         -           -       254,250          992,356
   Effect of acquisition as
   described in Note 2                141,723    (611,958)            -          806,009
   Net loss                                 -           -             -         (448,383)
                                      -------   ---------  ------------      -----------

BALANCE, October 31, 2000             141,723   $(611,958) $          -      $ 2,298,640
                                      =======   =========  ============      ===========



The accompanying notes are an integral part of these consolidated statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999


                                                                            2000          1999
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (448,383)  $   (59,218)
                                                                        -----------   -----------
   Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of merger as described in Note 2-
       Depreciation and amortization                                        268,311       227,569
       Loss on sale of property and equipment                                   185          --
       Deferred income taxes                                                 40,245        23,040
       Bad debt provision                                                   145,237        50,000
       Shares earned and released by ESOP                                   992,356       403,179
       (Increase) decrease in assets-
         Accounts receivable                                              3,013,181    (2,615,664)
         Other current assets                                              (677,372)     (216,727)
         Other assets                                                        49,897        (6,954)
       Increase (decrease) in liabilities-
         Accounts payable                                                (1,891,657)    2,167,177
         Deferred revenue                                                   617,108       (14,396)
         Accrued expenses                                                  (423,110)      628,993
         Other long-term liabilities                                        (44,353)      (38,449)
                                                                        -----------   -----------
           Total adjustments                                              2,090,028       607,768
                                                                        -----------   -----------
           Net cash provided by operating activities                      1,641,645       548,550
                                                                        -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (139,713)     (198,969)
   Cost of Greenstone Roberts Advertising, Inc., net of cash received      (232,204)         --
                                                                        -----------   -----------
           Net cash used in investing activities                           (371,917)     (198,969)
                                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                              (316,235)     (274,925)
   Repurchases of common stock                                             (125,224)     (125,823)
   Proceeds from issuance of short-term borrowings                        1,350,000          --
   Payments of short-term borrowings                                       (800,000)         --
   Proceeds from issuance of common stock                                   260,000          --
                                                                        -----------   -----------
           Net cash provided by (used in) financing activities              368,541      (400,748)
                                                                        -----------   -----------
           Net increase (decrease) in cash and cash equivalents           1,638,269       (51,167)

CASH AND CASH EQUIVALENTS, beginning of year                                538,783       589,950
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                                  $ 2,177,052   $   538,783
                                                                        ===========   ===========

  The accompanying notes are an integral part of these consolidated statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kupper Parker Communications, Incorporated and its wholly owned subsidiaries (collectively the Company). All significant intercompany balances and transactions have been eliminated in consolidation. See Note 2 for a discussion of the effects of the acquisition of Greenstone Roberts Advertising, Inc. during 2000.

Nature of Operations

The Company is an advertising and marketing communications business. The Company provides professional promotion services, advertising services, public relations services, direct marketing services and interactive services through various forms of media including television, radio, print and the internet. In addition to its headquarters in St. Louis, Missouri, the Company has satellite offices located in Melville, New York; Kansas City, Missouri; New Orleans, Louisiana; Nashville and Memphis, Tennessee; and Louisville, Kentucky. The Company operates in only one segment.

Use of Estimates

The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

The Company earns substantially all of its revenues from fees for services performed and for production of advertisements. The Company also derives revenues from commissions for the placement of advertisements in various media. Revenues are recorded net of expenditures billed to clients for the placement of advertisements. Accounts receivable and accounts payable are recorded gross of these billings and related expenditures, respectively. Revenue is realized when the service is performed or the media placement appears, in accordance with the terms of the contractual arrangement, and collection is reasonably assured. Salaries and other agency costs are charged to expense at the time incurred.

Deferred revenues represent fees and commissions which have been billed but not yet earned.

Cash Equivalents

For purposes of balance sheet and statement of cash flow presentation, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Property and Equipment

The Company computes depreciation and amortization using the straight-line method over the estimated useful life of the related asset as follows:

           Equipment                     3-5 years
           Furniture and fixtures        5-7 years
           Leasehold improvements        Lease term or useful life,
                                         whichever is shorter

Goodwill

The Company amortizes goodwill over periods from 10-20 years. Amortization of goodwill amounted to $32,828 in 2000 and $27,609 in 1999.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximate fair value because of the short maturity of those instruments. At October 31, 2000 and 1999, the Company estimates that the fair value of its long-term debt is not materially different from its financial statement carrying value. The fair value of long-term debt was estimated using quoted market prices or discounted future cash flows.

Stock Options

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing the net loss by the weighted average number of shares outstanding, unless the calculation is antidilutive.

For all periods presented, the effect of dilutive securities is antidilutive. As such, the denominator used in determining earnings per share is the same for both basic and dilutive earnings per share.

Impairment of Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

2.  ACQUISITION OF GREENSTONE ROBERTS ADVERTISING, INC.:

Effective September 29, 2000, Greenstone Roberts Advertising, Inc. (Greenstone), legally acquired all of the outstanding common stock of Kupper Parker Communications, Incorporated (Kupper Parker) by exchanging 5,073,950 newly issued shares of common stock for all of the 931 outstanding shares of common stock of Kupper Parker. The resulting exchange ratio was 5,450 shares of Greenstone common stock to 1 share of Kupper Parker common stock. In connection with the acquisition, the Company bought back 300,000 shares of common stock from Greenstone's original stockholders for $1,350,000 and changed its name to that of the Company, Kupper Parker Communications, Incorporated. As a result, the former stockholders of Kupper Parker assumed ownership of approximately 89% of the outstanding common stock of Greenstone. The purchase price consisted of $1,350,000, excluding cash acquired of $1,118,000, and $806,000 of equity.

Although Greenstone was the legal acquirer, Kupper Parker was the acquirer for accounting purposes because the former Kupper Parker stockholders obtained a controlling voting interest in Greenstone as a result of this "reverse acquisition." The acquisition was accounted for using the purchase method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to other long-term liabilities related to employment agreements with several former Greenstone employees of approximately $1.4 million. Goodwill of approximately $2.5 million was recorded representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed and is being amortized over 20 years.

The accompanying consolidated financial statements include the results of operations of Greenstone from the date of acquisition. Because Greenstone is considered the legal acquirer, the accompanying consolidated financial statements include amounts related to the legally issued shares of common stock and treasury stock of Greenstone. As such, common stock, treasury stock, paid-in capital, stock option information and earnings (loss) per share have been retroactively restated to reflect the exchange ratio established in the transaction for all periods presented.

The following information reflects unaudited pro forma operating results for the years ended October 31, 2000 and 1999, assuming that the acquisition of Greenstone was consummated on November 1, 1998.

                                                         2000           1999
                                                     -----------     -----------
     Revenues                                        $14,809,812     $14,724,765
     Loss before taxes                                (1,790,133)       (628,911)
     Net loss                                         (1,790,133)       (628,911)
     Basic and diluted net loss per share                  (0.33)          (0.14)

The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisition of Greenstone occurred on November 1, 1998, or which may result in the future.

3.  RESERVE FOR BAD DEBTS:

Changes in the Company's reserve for bad debts for the years ended October 31, 2000 and 1999, were as follows:

                                       Greenstone Roberts
                    Balance at           Reserve at Date             Provision for       Write-Offs, Net    Balance at
     Year         Beginning of Year       of Acquisition           Doubtful Accounts     of Recoveries      End of Year
     ----         -----------------    -------------------        ------------------     ---------------   ------------
     2000            $95,000                 $135,000                $145,237             $(166,882)        $208,355
     1999             45,000                        -                  88,365               (38,365)          95,000

4.  OTHER CURRENT ASSETS:

At October 31, 2000 and 1999, other current assets consisted of:


                                                                 2000           1999
                                                             ------------    ---------
     Expenditures billable to clients                        $    903,667    $ 262,774
     Deferred income taxes                                         93,296       38,000
     Prepaid expenses and other                                   271,477      131,642
                                                             ------------    ---------
                                                             $  1,268,440    $ 432,416
                                                             ============    =========

5.  PROPERTY AND EQUIPMENT, net:

At October 31, 2000 and 1999, property and equipment, net, consisted of:

                                                            2000            1999
                                                        ------------    ------------
     Equipment                                          $    937,162    $    891,380
     Furniture and fixtures                                  896,957         703,375
     Leasehold improvements                                  284,523          27,714
                                                        ------------    ------------
                                                           2,118,642       1,622,469

     Less-  Accumulated depreciation                        (972,482)       (875,800)
                                                        ------------    ------------
                                                        $  1,146,160    $    746,669
                                                        ============    ============

6.  LINE-OF-CREDIT AND LONG-TERM DEBT:

In September 2000, the Company borrowed $1,350,000 from a bank with a two-month maturity to finance the acquisition of Greenstone. Borrowings under this short-term borrowing arrangement are secured by accounts receivable and the assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on borrowings under this arrangement are payable monthly at the prime rate. During October 2000, the Company repaid $800,000 of this loan and repaid the balance in November 2000. At October 31, 2000, the interest rate on this short-term bank borrowing was 9.5%.

The Company has a $1,000,000 revolving line-of-credit with a bank. Borrowings under this agreement are secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement is payable monthly at a rate of prime less 0.5%. This line-of-credit expires on May 25, 2001. During 2000 and 1999, the Company did not use this line-of-credit.

At October 31, 2000 and 1999, long-term debt consisted of:

                                                                                         2000         1999
                                                                                     -----------    ---------

     Term loans                                                                      $         -    $ 254,250
     Subordinated debt                                                                   230,965      254,521
                                                                                     ------------   ----------
                                                                                         230,965      508,771

     Less-  Current maturities                                                           (64,572)    (189,761)
                                                                                     -----------    ---------
                                                                                     $   166,393    $ 319,010
                                                                                     ===========    =========

Scheduled maturities of long-term debt are $64,572, $105,828 and $60,565 in 2001, 2002 and 2003, respectively.

During the year ended October 31, 1994, the Company established a leveraged Employee Stock Ownership Plan ("ESOP"). An employee stock ownership trust (the "Trust") was established to fund the plan. The Trust purchased 2,730,450 shares of the Company's stock with the proceeds of a $1,250,000 loan from a bank. This loan, scheduled to be repaid on August 22, 2002, called for monthly principal payments of $12,000 plus interest at prime less 0.5%. The ESOP repaid this loan on May 28, 1999, from proceeds from the issuance of another $388,459 bank term loan. The term loan, scheduled to be repaid on May 20, 2002, calls for monthly principal payments of $10,750 plus interest at prime less 0.5%. The term loan is secured by the Company's accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Under the terms of both of these loans, the Company guaranteed repayment of the loans and shares held by the Trust but not allocated to participants were pledged as collateral. As a result, the outstanding trust debt under these loans is reflected as debt of the Company and the shares pledged as collateral against these loans is reported as "Unearned ESOP Shares" as a contra equity account. On July 13, 2000, the Company paid off this loan.

The terms of the subordinated promissory note call for 120 equal monthly payments of principal and interest of $6,217 at a 6.1% interest rate.

7.  CONTINGENCIES:

The Company is involved in various claims and legal actions incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate outcome will not have material effect on the Company's results of operations or financial position.

8.  STOCK OPTIONS:

The Company grants stock options to certain employees and directors. Options have vesting periods that range from immediate vesting at the date of grant to a period of one year after the date of grant. Options are generally exercisable up to 6 years after the date of grant. The weighted average remaining contractual life for options outstanding at October 31, 2000, was 4.5 years.

A summary of the status of the Company's stock options for 2000 and 1999 and changes during the years then ended is presented in the table below:

                                                        2000                               1999
                                         --------------------------------    -------------------------------
                                                         Weighted Average                   Weighted Average
                                           Shares        Exercise Price      Shares         Exercise Price
                                           ------        --------------      ------         --------------
     Outstanding at beginning of year       185,300         $0.0002            185,300         $0.0002
     Granted                                      -                                  -
     Assumed in acquisition (see Note 2)     65,300         $2.2500                  -
     Lapsed/canceled                              -                                  -
                                         ----------                         ----------
                                            250,600         $0.5865            185,300         $0.0002
                                         ==========                         ==========
     Options exercisable at end of year     231,850                            185,300
                                         ==========                         ==========

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. There were no options granted in 2000 and 1999. If the Company had adopted the provisions of SFAS No. 123, the impact on reported net income (loss) and earnings (loss) per share would be immaterial, therefore, no pro forma information is disclosed.

9.  RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS:

The Company has two 401(k) plans and an employee stock ownership plan. The Company's annual contribution to the 401(k) plans are discretionary, but may not exceed the amount permitted as deductible expense under the Internal Revenue Code. During 2000 and 1999, the Company did not make a contribution to these plans.

During fiscal 1994, the Company established a leveraged Employee Stock Ownership Plan ("ESOP") covering all employees who meet minimum age and length of service requirements (see Note 6). Under the terms of the plan, the Company makes cash contributions that may be no less than the required related debt service. The ESOP shares were initially pledged as collateral for its debt. Shares are released from collateral and allocated to participants, based on the portion of debt service paid, as the related debt is repaid. The Company accounts for its ESOP in accordance with SOP 93-6. The Company records, as compensation expense, the fair value, as determined in the independent stock valuation report, of shares released to participants, and the shares become outstanding for earnings-per-share computations. During 2000, the Company terminated the ESOP and paid off the related debt. During 2000 and 1999, the Company made cash contributions of $265,828 and $247,919, respectively, to the ESOP and recorded related compensation and interest expense of $992,356 and $11,578 in 2000 and $403,179 and $30,169 in 1999, respectively. Following is a summary of the ESOP shares at October 31, 2000 and 1999:

                                                        2000             1999
                                                     ----------       ----------

Allocated shares                                      2,201,800        1,760,350
Shares allocated during year                            468,700          441,450
Unreleased shares                                             -          468,700
                                                     ----------       ----------
           Total ESOP shares                          2,670,500        2,670,500
                                                     ==========       ==========

Fair value of unreleased shares                      $        -       $  430,000
                                                     ==========       ==========

10.  LEASE OBLIGATIONS:

The Company leases all of its office facilities under operating leases. Rental expense on these leases was $844,205 in 2000 and $595,058 in 1999.

The future minimum rental obligations for these leases are as follows:

              Year                                       Amount
           ----------                                  ----------
           2001                                        $  955,833
           2002                                           969,828
           2003                                           902,746
           2004                                           913,381
           2005                                           907,421
           Thereafter                                   3,621,721

11.  FEDERAL AND STATE INCOME TAXES:

In connection with the acquisition described in Note 2, the Company acquired net operating loss carryforwards originating from operating losses previously incurred at Greenstone. Due to the change in control that occurred as a result of the acquisition, the Internal Revenue Code established certain annual limitations on the amount of these net operating loss carryforwards that can be used by the Company to reduce its taxable income in any one given year. This annual limitation is approximately $138,000. These federal and state carryforwards expire in various years through 2019.

Valuation allowances are established, based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The income tax provision consisted of the following:

                                                       2000               1999
                                                     --------           --------
Currently payable:
  Federal                                            $145,180           $ 85,113
  State                                                39,488              5,775
                                                     --------           --------
                                                      184,668             90,888
                                                     --------           --------
Deferred:
  Federal                                              31,033             18,673
  State                                                 9,212              4,367
                                                     --------           --------
                                                       40,245             23,040
                                                     --------           --------
                                                     $224,913           $113,928
                                                     ========           ========

The tax effect of significant temporary differences representing deferred tax assets (liabilities) as of October 31, 2000 and 1999, were as follows:

                                                          2000           1999
                                                       -----------     --------
Current deferred:
  Reserve for bad debts                                $    81,302     $ 38,000
  Charitable contribution carryover                         23,231            -
  Other                                                     11,994            -
  Valuation allowance                                      (23,231)           -
                                                       -----------     --------
                                                       $    93,296     $ 38,000
                                                       ===========     ========
Long-term deferred:
  Net operating loss carryforwards                     $ 1,285,852     $      -
  Deferred compensation                                    591,422       71,386
  Goodwill                                                 168,533            -
  Compensation expense related to stock options             44,961       44,961
  Property and equipment                                   (88,016)     (73,496)
  Valuation allowance                                   (1,872,883)           -
                                                       -----------     --------
                                                       $   129,869     $ 42,851
                                                       ===========     ========

The reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

                                                                                        2000          1999
                                                                                    ------------  ------------
     Provision for federal income taxes at the statutory rate                       $    (75,980) $     18,601
     State taxes, net of federal tax benefit                                              32,141         6,694
     Impact of nondeductible ESOP compensation expense                                   250,956        63,046
     Impact of nondeductible goodwill amortization                                        11,162         9,387
     Nondeductible travel and entertainment                                                5,739         9,975
     Other                                                                                   895         6,225
                                                                                    ------------  ------------
                                                                                    $    224,913  $    113,928
                                                                                    ============  ============

12.  SUPPLEMENTAL CASH FLOW DATA:

Interest and income taxes paid in 2000 and 1999 were as follows:

                                                                                          2000           1999
                                                                                       ----------     ----------
     Interest                                                                          $   48,256     $   63,273
     Income taxes                                                                         194,415         49,236

13.  ACCOUNTING STANDARDS NOT YET IMPLEMENTED:

The Company is required to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," in the fourth quarter of its fiscal year ending October 31, 2001. These pronouncements establish accounting and reporting standards requiring the recognition of revenue based on either the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee based on certain facts and circumstances. The Company has not yet quantified the impact, if any, of adopting these pronouncements on the consolidated financial statements nor has the Company determined the timing of their adoption.

14.  SUBSEQUENT EVENTS:

On November 13, 2000, the Company acquired all of the outstanding capital stock of Chameleon Design, Inc. ("Chameleon"), a Missouri corporation that specializes in interactive design and development, in exchange for 62,000 shares of its common stock. Under the terms of the acquisition agreement, the Company will issue an additional 61,680 shares of its common stock to the former Chameleon shareholders if Chameleon meets certain future revenue targets.

In November 2000, the Company purchased a 12% interest in The Communications in Business Group Limited, a London-based communications agency, for $80,674.

On January 16, 2001, the Company signed a stock purchase agreement to acquire all of the outstanding shares of CGT (UK) Limited, a London-based strategic marketing communications agency, in exchange for $475,000 in cash and up to 570,000 shares of common stock. The stock payout will be over two years, based on performance goals stipulated in the stock purchase agreement.