Form 10QSB
period 2001-01-31
KUPPER PARKER COMMUNICATIONS INC
filed 2001-03-02
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------


                       Commission file number: 000-17468

                               -----------------


                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

           (Exact name of the Registrant as specified in its charter)


       NEW YORK                                        11-2250305
       --------                                        ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                8301 Maryland Avenue, St. Louis, Missouri 63105
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (314) 290-2000
                                                            --------------

                      ------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                             -----     -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes      No      .
                                               -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,824,227 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               -----   -----

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                                          Page Number
                                                                                          -----------
Item 1.                  Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         January 31, 2001 (Unaudited) and October 31, 2000                       3

                         Condensed Consolidated Statements of Operations for
                         the three months ended January 31, 2001 and 2000
                         (Unaudited)                                                             4

                         Condensed Consolidated Statements of Cash Flows for
                         the three months ended January 31, 2001 and 1999                        5
                         (Unaudited)

                         Notes to Condensed Consolidated Financial Statements                    6
                         (Unaudited)

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition or Plan of Operation                                          8

                           PART II - OTHER INFORMATION


Item 6.                  Exhibits and Reports on Form 8-K                                       10

                         Signatures                                                             10



           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)             (Audited)

                                                                                January 31,           October 31,
                                                                                   2001                  2000
                                                                                   ----                  ----


ASSETS
    Current Assets
       Cash and cash equivalents                                                $   839,159             $ 2,177,052

       Accounts receivable, net of allowance for bad debts
of $193,395 and $208,355                                                          6,981,817               7,047,089
       Other current assets                                                         621,311               1,268,440
                                                                             ------------------    ------------------
       Total Current Assets                                                       8,442,287              10,492,581
                                                                             ------------------    ------------------


       Property and equipment, net of accumulated depreciation and
          amortization of $1,070,180 and $972,482                                 1,058,669               1,146,160
       Goodwill, net of accumulated amortization of
           $253,804 and $212,288                                                  2,812,881               2,669,883
       Other assets                                                                 346,963                 256,672
                                                                             ------------------    ------------------
Total Assets                                                                    $12,660,800             $14,565,296
                                                                             ==================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Current maturities of long-term debt                                     $    48,796             $    64,572
       Short-term bank borrowings                                                        -                  550,000
       Accounts payable                                                           7,214,514               8,383,471
       Deferred revenue                                                             648,689                 901,537
       Accrued expenses                                                             595,139                 678,206
                                                                             ------------------    ------------------
Total Current Liabilities                                                         8,507,138              10,577,786
                                                                             ------------------    ------------------


    Long-term Liabilities
       Long-term debt, less current maturities                                      129,188                166,393
       Other long-term liabilities                                                1,524,078              1,522,477
                                                                             ------------------    ------------------
Total Long-term Liabilities                                                       1,653,266              1,688,870
                                                                             ------------------    ------------------


Stockholders' Equity
       Common stock, $.10 stated value, 30,000,000 shares authorized;
             5,895,950 and 5,833,950 shares issued                                  589,595                583,395
       Paid-in capital                                                            3,113,320              2,964,520
       Retained earnings                                                           (590,561)              (637,317)
       Treasury stock, at average cost; 141,723 shares                             (611,958)              (611,958)
                                                                             ------------------    ------------------
Total Shareholders' Equity                                                        2,500,396              2,298,640
                                                                             ------------------    ------------------

Total Liabilities and Shareholders' Equity                                      $12,660,800            $14,565,296
                                                                             ==================    ==================




     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                           FOR THREE MONTHS ENDED JANUARY 31,
                                                           ----------------------------------

                                                                 2001              2000
                                                                 ----              ----



         REVENUES                                            $3,553,395        $2,838,193
                                                             --------------    --------------

         OPERATING EXPENSES:
                Salaries and Benefits                         2,617,528         2,056,045

                Office and General                              845,372           449,366
                                                             --------------    --------------

                Total Operating Expenses                      3,462,900         2,505,411
                                                             --------------    --------------

                Operating Income                                 90,495           332,782

         OTHER INCOME (EXPENSE):
                Interest income                                  30,456            27,204
                Interest expense                                (12,732)          (11,151)
                                                             --------------    --------------
                                                                 17,724            16,053
                                                             --------------    --------------

                Pretax Income                                   108,219           348,835

                                                             --------------    --------------
         PROVISION FOR TAXES                                     61,463           167,122
                                                             --------------    --------------

         NET INCOME                                          $   46,756        $  181,713
                                                             ==============    ==============

         EARNINGS PER SHARE

                 Basic
                                                             $     0.01        $     0.04
                                                             ==============    ==============

                 Diluted                                     $     0.01        $     0.04
                                                             ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED JANUARY 31,

                                                                                             2001                     2000
                                                                                             ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                             $     46,756              $  181,753
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization                                                               139,214                  66,150
  Provision for bad debts                                                                    19,001                  15,000
  Shares earned and released by ESOP in excess of cost                                            -                  91,210
Changes in assets - (increase) decrease
  Accounts receivable                                                                        79,483               1,121,902
  Other current assets                                                                      647,129                 192,579
  Other assets                                                                               (5,046)                  2,017
Changes in liabilities - increase (decrease)
  Accounts payable                                                                       (1,168,957)               (889,342)
  Deferred revenue                                                                         (252,848)                541,948
  Accrued expenses                                                                         (117,359)               (390,594)
  Other                                                                                     (14,574)                (10,114)
                                                                                   -----------------     --------------------
Net Cash (Used In) Provided By Operating Activities                                        (627,201)                922,469
                                                                                   -----------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                          (10,207)                (33,694)
Purchase of 12% interest in CiB                                                             (85,245)                      -
Acquisition of Chameleon Design, Inc.                                                       (12,259)                      -
                                                                                   -----------------     --------------------
Net Cash Used In Investing Activities                                                      (107,711)                (33,694)
                                                                                   -----------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                                  (52,951)                (47,096)
Payments of short-term bank borrowings                                                     (550,000)                      -
                                                                                   -----------------     --------------------
Net Cash Used In Investing Activities                                                      (602,981)                (47,096)
                                                                                   -----------------     --------------------


Net (Decrease) Increase In Cash And Cash Equivalents                                     (1,337,893)                841,679

Cash and cash equivalents, at beginning of year                                           2,177,052                 538,783
                                                                                   -----------------     --------------------

Cash and cash equivalents, at end of period                                            $    839,159              $1,380,462
                                                                                   =================     ====================

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001


1. These unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these unaudited interim financial statements be read in conjunction with the company's audited financial statements and notes thereto for the fiscal year ended October 31, 2000 included in the company's Form 10-KSB for the fiscal year ended October 31, 2000.

2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:


                                                                                      2000            1999
                                                                                      ----            ----

        Basic                                                                      5,754,277         4,423,781
        Effect of assumed conversion of employee stock options                       186,176           185,300
                                                                                     -------           -------
        Diluted                                                                    5,940,403         4,609,081
                                                                                   ---------         ---------


5. Effective September 29, 2000, Greenstone Roberts Advertising, Inc. (Greenstone), legally acquired all of the outstanding common stock of Kupper Parker Communications, Incorporated (Kupper Parker) by exchanging 5,073,950 newly issued shares of common stock for all of the 931 outstanding shares of common stock of Kupper Parker. The resulting exchange ratio was 5,450 shares of Greenstone common stock to 1 share of Kupper Parker common stock. In connection with the acquisition, the Company bought back 300,000 shares of common stock from Greenstone's original stockholders for $1,350,000 and changed its name to that of the Company, Kupper Parker Communications, Incorporated. As a result, the former stockholders of Kupper Parker assumed ownership of approximately 89% of the outstanding common stock of Greenstone. The purchase price consisted of $1,350,000, excluding cash acquired of $1,118,000, and $806,000 of equity.

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

           The following information reflects unaudited pro forma operating results for the three months ended January 31, 2000 assuming that the acquisition of Greenstone was consummated on November 1, 1999.


                                                                 2000
                                                                 ----


        Revenues                                            $ 3,729,592
        Income before taxes                                     322,249
        Net income                                              153,466
        Basic net income per share                                 0.03
        Diluted net income per share                               0.03



           The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisition of Greenstone occurred on November 1, 1999, or which may result in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 29, 2000, the Company merged with and into Greenstone Roberts Advertising, Inc. ("GRAI") in a transaction accounted for a reverse acquisition (the "Merger"). As a result, the financial statements included as a part of this Form 10-QSB represent the results of the Company for all periods presented and the results of GRAI for the period of September 29, 2000 through October 31, 2000.

During the first quarter of fiscal 2001, the Company continued to look to expand and enhance its operations through acquisitions:

    - On November 13, 2000, the Company acquired all of the outstanding stock of Chameleon Design, Inc. ("Chameleon"), a company that specializes in interactive design and development, in exchange for 62,000 shares of common stock. Under the terms of the acquisition agreement, the Company will issue an additional 61,680 shares of common stock to the former Chameleon shareholders if Chameleon meets certain revenue targets. Chameleon had unaudited revenues of approximately $250,000 for the twelve months ended October 31, 2000.

    - In November 2000, the Company purchased for $85,245 a 12% interest in The Communications in Business Group Limited ("CiB"), a London-based communications agency with offices in Dusseldorf, Germany and Milan, Italy. CiB had revenues of approximately $3,717,000 for the twelve months ended May 31, 2000. As previously disclosed in its Annual Report for the fiscal year ended October 31, 2000, the Company intends to increase its ownership in CiB during 2001.

    - On February 23, 2001, the Company acquired all of the outstanding stock of CGT (UK) Limited ("CGT"), a London-based strategic marketing communications agency, in exchange for $475,000 in cash and 70,000 shares of common stock. Under the terms of the acquisition agreement, the Company will issue an additional 500,000 shares of common stock to the former CGT shareholders if CGT meets certain pretax targets. CGT had revenues of approximately $1,315,000 for the twelve months ended March 31, 2000.

    - On February 7, 2001, the Company entered into a letter of intent to acquire Christopher Thomas Associates, Inc., a marketing communications agency headquartered in Melville, New York with offices in Boston, Massachusetts and Stamford, Connecticut. Christopher Thomas Associates, Inc. had unaudited revenues of approximately $4,500,000 for the twelve months ended December 31, 2000.

The company continues to look to make acquisitions to expand its market presence and enhance its marketing communications capabilities. It is also emphasizing new business development activities that leverage the Company's international scope and integrated service offering of advertising, public relations, internet marketing and related services.

To obtain maximum synergies and efficiencies in its U.S. operations, the Company intends to upgrade its computer systems and software during 2001, at an estimated cost of $300,000.

As a result of these investment activities, the Company is currently considering several opportunities to enhance its capital structure. These include the potential sale of common stock through a private placement as well as negotiations with several banks to secure long-term financing at favorable rates.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2001

Revenues for the three months ended January 31, 2001 were $3,553,395, a 25.2% increase over 2000 revenues of $2,838,193. The acquisitions of Greenstone Roberts Advertising, Inc. and Chameleon Design, Inc. accounted for all of the revenue increase. Revenues from existing operations were flat, due principally to the fact that certain of the company's traditional advertising retail clients spent less in the first quarter of fiscal 2001 compared to the first quarter of calendar 2000. Public relations, direct marketing, sales promotion and interactive/web development revenues increased 30.7% between years.

Salaries and benefits expense increased 27.3% to $2,617,528. The acquisitions of Greenstone Roberts Advertising, Inc. and Chameleon Design, Inc. accounted for all of this increase. Salaries and benefits expense of existing operations declined approximately 6% between years.

Office and general expenses increased $396,006 or 88.1% between years. Approximately $280,000 of the increase in this category of expenses related to the previously-mentioned acquisitions. The remainder is due to increased rent costs as well as increased costs attributable to being a public company such as legal, accounting and printing costs.

Kupper Parker's effective tax rate increased from 47.9% in 2000 to 56.8% in 2001. This increase is due to additional nondeductible goodwill amortization arising from the acquisitions of Greenstone Roberts Advertising, Inc. and Chameleon Design, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, Kupper Parker's cash and cash equivalents totaled $839,159, compared to $2,177,052 at October 31, 2000. The decline in cash and cash equivalents is principally due to the cyclical nature of the GRAI business and because the Company paid off $550,000 in short-term bank borrowings during the first quarter of fiscal 2001.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $627,201 in the first three months of 2001 compared to cash provided by operating activities of $922,469 in 2000. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of GRAI. At October 31, 2000, the relationship of accounts receivable to accounts payable was at optimum levels. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $107,211 in 2001 compared to $33,694 in 1999. The principal reason for this increase is due to the previously-mentioned acquisition of Chameleon and investment in CiB.

Financing Activities: As previously indicated, the Company paid off its $550,000 in short-term bank borrowings that it incurred in connection with the Merger during the first quarter of 2001.

                           PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       None

   (b) Reports on Form 8-K

     1. In a Form 8-K filed on December 26, 2000, Registrant reported a change in accountants. Effective December 21, 2000, as a result of the merger transaction between Registrant (formerly known as Greenstone Roberts Advertising, Inc.) and Kupper Parker Communications, Incorporated, Registrant has appointed Arthur Andersen LLP as its auditors for the year ended October 31, 2000. Arthur Andersen LLP had been the auditors of Kupper Parker Communications, Incorporated, the Missouri corporation that was acquired by Registrant in a transaction that has been accounted for as a reverse acquisition. BDO Seidman, LLP had been the auditors of Registrant for the year ended October 31, 1999.

         During Registrant's two most recent fiscal years and subsequent interim periods, there were no disagreements with BDO Seidman, LLP on any matter of accounting or practices, financial statement disclosures or auditing scope or procedure. During Registrant's two most recent fiscal years and subsequent interim periods, there have occurred none of the "reportable events" listed in Item 304(a)(1)(v)(A-D) of Regulation S-K.

     2. In a Form 8-K filed on January 17, 2001, Registrant reported fourth quarter 2000 earnings.

     3. In a Form 8-K filed on March 1, 2001, Registrant reported first quarter 2001 earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on March 2, 2001.


                   Kupper Parker Communications, Incorporated



                    By:    /s/ John J. Rezich
                        -------------------------------------
                                   John J. Rezich
                              Chief Financial Officer