Form 10QSB
period 2001-04-30
KUPPER PARKER COMMUNICATIONS INC
filed 2001-06-13
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------


                        Commission file number: 000-17468
                                -----------------


                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

           (Exact name of the Registrant as specified in its charter)


        NEW YORK                                            11-2250305
        --------                                            -----------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)


                 8301 Maryland Avenue, St. Louis, Missouri 63105
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (314) 290-2000
                                                           --------------

              -----------------------------------------------------
   (Former name, former address and former fiscal year, if changed from last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes     No   .
                                               ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,874,227 shares of Common Stock, par
value $0.01.                               -------------------------------------
------------

Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                                -----     -----

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                     Page Number
Item 1.      Financial Statements                                    -----------

             Condensed Consolidated Balance Sheets as of
             April 30, 2001 (Unaudited) and October 31, 2000              3

             Condensed Consolidated Statements of Operations for
             the three months ended April 30, 2001 and 2000
             (Unaudited)                                                  4

             Condensed Consolidated Statements of Operations for
             the six months ended April 30, 2001 and 2000
             (Unaudited)
                                                                          5

             Condensed Consolidated Statements of Cash Flows for
             the six months ended April 30, 2001 and 2000
             (Unaudited)                                                  6

             Notes to Condensed Consolidated Financial Statements
                                                                          7

Item 2.      Management's Discussion and Analysis of Financial
             Condition or Plan of Operation                               9


                           PART II - OTHER INFORMATION


Item 4.      Submission of Matters To a Vote of Security Holders
                                                                         12

Item 6.      Exhibits and Reports on Form 8-K                            12

             Signatures                                                  13

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 (Unaudited)           (Audited)

                                                                                   April 30,           October 31,
                                                                                     2001                 2000
                                                                                     ----                 ----

ASSETS
  Current Assets
   Cash and cash equivalents                                                     $    744,368          $  2,177,052
   Accounts receivable, net of allowance for bad debts
of $213,059 and $208,355                                                            5,737,346             7,047,089
   Other current assets                                                               781,197             1,268,440
                                                                                 ------------          ------------
   Total Current Assets                                                             7,262,911            10,492,581
                                                                                 ------------          ------------

   Property and equipment, net of accumulated depreciation and
      amortization of $1,171,232 and $972,482                                       1,070,400             1,146,160
   Goodwill, net of accumulated amortization of
    $297,813 and $212,288                                                           3,091,058             2,669,883
   Investment in CiB                                                                  153,973                     -
   Other assets                                                                       261,718               256,672
                                                                                 ------------          ------------
Total Assets                                                                     $ 11,840,060          $ 14,565,296
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Current maturities of long-term debt                                          $     32,777          $     64,572
   Short-term bank borrowings                                                         725,000               550,000
   Accounts payable                                                                 5,872,887             8,383,471
   Deferred revenue                                                                   495,735               901,537
   Accrued expenses                                                                   623,603               678,206
                                                                                 ------------          ------------
Total Current Liabilities                                                           7,750,002            10,577,786
                                                                                 ------------          ------------

  Noncurrent Liabilities
   Long-term debt, less current maturities                                            129,188               166,393
   Other long-term liabilities                                                      1,405,953             1,522,477
                                                                                 ------------          ------------
Total Noncurrent Liabilities                                                        1,535,141             1,688,870
                                                                                 ------------          ------------

Stockholders' Equity
   Common stock, $.10 stated value, 30,000,000 shares authorized;
      5,965,950 and 5,833,950 shares issued                                           596,595               583,395
   Paid-in capital                                                                  3,272,570             2,964,520
   Retained earnings                                                                 (694,644)             (637,317)
   Treasury stock, at average cost; 141,723 shares                                   (611,958)             (611,958)
   Cumulative translation adjustment                                                   (7,646)                    -
                                                                                 ------------          ------------
Total Shareholders' Equity                                                          2,554,917             2,298,640
                                                                                 ------------          ------------

Total Liabilities and Shareholders' Equity                                       $ 11,840,060          $ 14,565,296
                                                                                 ============          ============


See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            FOR THREE MONTHS ENDED APRIL 30,
                                                            --------------------------------

                                                                 2001              2000
                                                                 ----              ----



REVENUES                                                      $ 3,325,364    $ 3,212,419
                                                              -----------    -----------

OPERATING EXPENSES:
   Salaries and Benefits                                        2,591,942      2,738,591

   Office and General                                             870,154        609,258
                                                              -----------    -----------

   Total Operating Expenses                                     3,462,096      3,347,849
                                                              -----------    -----------

   Operating Income (Loss)                                       (136,732)      (135,430)

OTHER INCOME (EXPENSE):
   Interest income                                                 14,257         19,229
   Interest expense                                               (19,319)        (9,958)
                                                              -----------    -----------
                                                                   (5,062)         9,271
                                                              -----------    -----------

   Pretax Income (Loss)                                          (141,794)      (126,159)

PROVISION FOR TAXES                                               (37,711)        44,806
                                                              -----------    -----------

NET INCOME (LOSS)                                             $  (104,083)   $  (170,965)
                                                              ===========    ===========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                              $     (0.02)   $     (0.03)
                                                              ===========    ===========



See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                For six months ended April 30,
                                                                ------------------------------

                                                                   2001              2000
                                                                   ----              ----


REVENUES                                                         $ 6,878,759    $ 6,050,612
                                                                 -----------    -----------

OPERATING EXPENSES:
   Salaries and Benefits                                           5,209,470      4,794,636

   Office and General                                              1,715,526      1,058,624
                                                                 -----------    -----------

   Total Operating Expenses                                        6,924,996      5,853,260
                                                                 -----------    -----------

   Operating Income (Loss)                                           (46,237)       197,352


OTHER INCOME (EXPENSE):
   Interest income                                                    44,713         46,433
   Interest expense                                                  (21,109)       (32,051)
                                                                 -----------    -----------
                                                                      12,662         25,324
                                                                 -----------    -----------

   Pretax Income (Loss)                                              (33,575)       222,676

PROVISION FOR TAXES                                                   23,752        211,928
                                                                 -----------    -----------

NET INCOME (LOSS)                                                $   (57,327)   $    10,748
                                                                 ===========    ===========
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                                 $     (0.01)   $      0.00
                                                                 ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                          FOR THE SIX MONTHS ENDED APRIL 30,
                                                                                          ----------------------------------


                                                                                              2001                 2000
                                                                                              ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                          $   (57,327)        $    10,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization                                                                  284,275             127,102
  Provision for bad debts                                                                       46,137             112,737
  Shares earned and released by ESOP in excess of cost                                               -             402,170
Changes in assets - (increase) decrease
  Accounts receivable                                                                        1,575,969           1,606,185
  Other current assets                                                                         541,597              87,653
  Other assets                                                                                  (5,046)              9,542
Changes in liabilities - increase (decrease)
  Accounts payable                                                                          (2,650,109)         (1,757,640)
  Deferred revenue                                                                            (405,802)              6,044
  Accrued expenses                                                                            (105,691)            (73,019)
  Other non-current liabilities                                                               (116,524)            (20,570)
  Other                                                                                        (39,213)                171
                                                                                           -----------         -----------
Net Cash Provided by Operating                                                                (931,734)            511,123
Activities
                                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                             (65,924)            (41,405)
Purchase of 12% interest in CiB                                                               (153,973)                  -
Acquisition of Chameleon Design, Inc.                                                          (12,259)                  -
Acquisition of CGT                                                                            (368,343)                  -
                                                                                           -----------         -----------
Net Cash Used By Investing Activities                                                         (600,499)            (41,405)
                                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                                     (69,000)           (144,419)
Purchase of treasury shares                                                                          -             (30,000)
Proceeds from issuance of common stock                                                               -             260,000
Proceeds from short-term bank borrowings                                                       725,000                   -
Payments of short-term bank borrowings                                                        (550,000)                  -
                                                                                           -----------         -----------
Net Cash Provided (Used) by Investing Activities                                               106,000              85,581
                                                                                           -----------         -----------

Impact of foreign currency on cash                                                              (6,451)                  -
                                                                                           -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                        (1,432,684)            555,299

Cash and cash equivalents, at beginning of period                                            2,177,052             538,783
                                                                                           -----------         -----------

Cash and cash equivalents, at end of period                                                $   744,368         $ 1,094,082
                                                                                           ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2001


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

     3. The Company classifies its other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three- and six-month periods ended April 30, 2001 and 2000 are as follows:


                                                             Three Months Ended           Six Months Ended
                                                                 April 30,                   April 30,
                                                            --------------------         -----------------
                                                            2001            2000         2001         2000
                                                        ------------------------------------------------------
        Net income (loss)                                $(104,083)     $(170,965)    $(57,327)       $10,748
        Foreign currency translation                        (7,646)             -       (7,646)             -
                                                         ----------------------------------------------------
        Comprehensive income (loss)                      $(111,729)     $(170,965)    $(64,973)       $10,748
                                                         ====================================================

     4. A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

                                                             Three Months Ended           Six Months Ended
                                                                 April 30,                   April 30,
                                                            --------------------         -----------------
                                                            2001            2000         2001         2000
                                                        ------------------------------------------------------

        Basic                                             5,802,205     5,073,957    5,777,818      4,643,400
        Effect of assumed conversion of employee                N/A           N/A          N/A        185,300
        stock options
                                                                                                   ----------
        Diluted                                                 N/A           N/A          N/A      4,828,700
                                                                                                   ==========

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

            The following information reflects unaudited pro forma operating results for the six months ended April 30, 2000 assuming that the acquisition of Greenstone was consummated on November 1, 1999.


                                                                                                   2000
                                                                                                   ----

        Revenues                                                                              $ 7,770,420
        Income before taxes                                                                        11,548
        Net loss                                                                                  151,898
        Basic and diluted net loss per share                                                        (0.03)


            The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisition of Greenstone occurred on November 1, 1999, or which may result in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 29, 2000, the Company merged with and into Greenstone Roberts Advertising, Inc. ("GRAI") in a transaction accounted for a reverse acquisition (the "Merger"). As a result, the financial statements included as a part of this Form 10-QSB represent the results of the Company for all periods presented and the results of GRAI for the period of September 29, 2000 through April 30, 2001.

During the first six months of fiscal 2001, the Company continued to look to expand and enhance its operations through acquisitions:

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

     - In November 2000, the Company purchased for $153,973 a 12% interest in The Communications in Business Group Limited ("CiB"), a London-based communications agency with offices in Dusseldorf, Germany and Milan, Italy. CiB had revenues of approximately $3,717,000 for the twelve months ended May 31, 2000. As previously disclosed in its Annual Report for the fiscal year ended October 31, 2000, the Company intends to increase its ownership in CiB during 2001.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2001

Revenues for the three months ended April 30, 2001 were $3,325,364, a 3.5% increase over fiscal 2000 revenues of $3,212,419. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $596,605 of second quarter 2001 revenues. Revenues from existing operations declined 15%, due principally to the fact that many of the Company's existing clients cut or deferred marketing expenditures in response to their concerns over general economic conditions.

Salaries and benefits expense decreased $146,649 or 5.4% to $2,591,942. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $563,733 of second quarter 2001 salaries and benefits expense. Salaries and benefits expense of existing operations declined approximately 20.6% between years as the Company reduced overall staffing levels and eliminated bonuses and other fringe benefits to offset the impact of the 15% decline in revenues of existing operations.

Office and general expenses increased $260,896 or 42.8% between years. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $291,352 of second quarter 2001 office and general expense. Office and general expense of existing operations declined approximately $30,000 or 5%, due to cost controls instituted by the Company during the second quarter of 2001.

While the Company reported an operating loss of $136,732 for the second quarter of 2001, both existing operations and CGT recorded operating profits. The operating loss of approximately $301,000 reported by the Company's New York operations (resulting from the acquisition of Greenstone Roberts Advertising, Inc.) is principally due to the seasonal nature of its clients spending patterns. During the period of January 2001 through May 2001, the Company assessed staffing levels in view of revenue trends and reduced its overall headcount by 11%. In addition, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer accepted 30% reductions in salaries. As a result of these staffing changes, the Company anticipates that it will report operating profits in future quarters.

The Company reported net interest expense of $5,062 for the three months ended April 30, 2001 compared to net interest income of $9,271 for the same period in fiscal 2000. Higher average debt levels in fiscal 2001 resulting from the Company's acquisition program account for this change.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 2001

Revenues for the six months ended April 30, 2001 were $6,878,759, a 13.7% increase over fiscal 2000 revenues of $6,050,612. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $1,327,214 of fiscal 2001 revenues. Revenues from existing operations declined 8%, due principally to the fact that many of the Company's existing clients cut or deferred marketing expenditures during the second quarter of fiscal 2001 in response to their concerns over general economic conditions.

Salaries and benefits expense increased $414,834 or 8.7% to $5,209,470. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $1,084,494 of fiscal 2001 salaries and benefits expense. Salaries and benefits expense of existing operations declined approximately 14.0% between years, due to the previously-mentioned cost savings initiatives that the Company undertook during the second quarter of 2001.

Office and general expenses increased $656,902 or 62.1% between years. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $566,897 of fiscal 2001 office and general expense. Office and general expense of existing operations increased approximately $90,000.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, Kupper Parker's cash and cash equivalents totaled $744,368, compared to $2,177,052 at October 31, 2000. The decline in cash and cash equivalents is principally due to the cyclical nature of the GRAI business and because the Company paid off $550,000 in short-term bank borrowings during the first quarter of fiscal 2001.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $931,734 in the first six months of 2001 compared to cash provided by operating activities of $511,123 in 2000. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of GRAI. At October 31, 2000, the relationship of accounts receivable to accounts payable was at optimum levels. This relationship generally changes during the first six months of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used by investing activities was $600,499 in 2001 compared to $41,405 in 2000. The principal reason for this increase is due to the previously-mentioned acquisition of CGT and investment in CiB.

Financing Activities: As previously indicated, the Company paid off its $550,000 in short-term bank borrowings that it incurred in connection with the Merger during the first quarter of 2001. The Company financed its fiscal 2001 acquisition activity with short-term bank borrowings. During the first six months of fiscal 2000, the Company financed its investing activities through the sale of its common stock.

                           PART II - OTHER INFORMATION


 Item 4 - Submission of Matters To A Vote of Security Holders

On March 13, 2001 the Company held its Annual Meeting of Stockholders to consider and vote on the following matters:



   1.   A proposal to elect three directors.

                                    -----------------------------------------------------------------
                                                  For                           Withheld
-----------------------------------------------------------------------------------------------------
John Rezich                                    4,253,587                         628,057
-----------------------------------------------------------------------------------------------------
Gary Roberts                                   4,284,115                         597,529
-----------------------------------------------------------------------------------------------------
James Saitz                                    4,284,587                         597,057
-----------------------------------------------------------------------------------------------------

   2.   A proposal to approve the Company's amended stock option plan.

-----------------------------------------------------------------------------------------------------
               For                              Against                          Abstain
-----------------------------------------------------------------------------------------------------
            4,371,265                              0                             510,379
-----------------------------------------------------------------------------------------------------


   3. A proposal to ratify the appointment of Arthur Andersen LLP as Registrant's independent accountants.

-----------------------------------------------------------------------------------------------------
               For                              Against                          Abstain
-----------------------------------------------------------------------------------------------------
            4,336,507                           65,780                           479,357
-----------------------------------------------------------------------------------------------------



Item 6 -  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

     1. In a Form 8-K filed on March 1, 2001, Registrant reported first quarter 2001 earnings.

     2. In a Form 8-K filed on March 6, 2001, Registrant reported that it completed its acquisition of CGT (UK) Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on June 13, 2001.


                   Kupper Parker Communications, Incorporated



                             By: /s/ John J. Rezich
                              --------------------

                                 John J. Rezich
                             Chief Financial Officer