Form 10QSB
period 2001-07-31
KUPPER PARKER COMMUNICATIONS INC
filed 2001-09-12
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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
                                                 ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,824,227 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                  ---    ---

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                                          Page Number
                                                                                          -----------
Item 1.                  Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         July 31, 2001 (Unaudited) and October 31, 2000                          3

                         Condensed Consolidated Statements of Operations for
                         the three months ended July 31, 2001 and 2000
                         (Unaudited)                                                             4

                         Condensed Consolidated Statements of Operations for the
                         nine months ended July 31, 2001 and 2000 (Unaudited)                    5

                         Condensed Consolidated Statements of Cash Flows for
                         the nine months ended July 31, 2001 and 2000
                         (Unaudited)                                                             6

                         Notes to Condensed Consolidated Financial Statements                    7

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition or Plan of Operation                                          9

                                     PART II - OTHER INFORMATION


Item 6.                  Exhibits and Reports on Form 8-K                                       12

                         Signatures                                                             12

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)          (Audited)

                                                                                   July 31,            October 31,
                                                                                     2001                 2000
                                                                                     ----                 ----
ASSETS
    Current Assets
        Cash and cash equivalents                                                $  1,201,759        $  2,177,052
        Accounts receivable, net of allowance for bad debts
           of $247,749 and $208,355                                                 6,000,386           7,047,089
        Other current assets                                                          809,051           1,268,440
                                                                                 ------------        ------------
        Total Current Assets                                                        8,011,196          10,492,581
                                                                                 ------------        ------------

        Property and equipment, net of accumulated depreciation and
           amortization of $1,263,813 and $972,482                                  1,029,775           1,146,160
        Goodwill, net of accumulated amortization of
           $343,068 and $212,288                                                    3,143,812           2,669,883
        Investment in CiB                                                             153,973                   -
        Other assets                                                                  271,731             256,672
                                                                                 ------------        ------------
Total Assets                                                                     $ 12,610,487        $ 14,565,296
                                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                                     $     16,513        $     64,572
        Short-term bank borrowings                                                    725,000             550,000
        Accounts payable                                                            6,984,298           8,383,471
        Deferred revenue                                                              512,301             901,537
        Accrued expenses                                                              515,607             678,206
                                                                                 ------------        ------------
Total Current Liabilities                                                           8,753,719          10,577,786
                                                                                 ------------        ------------

    Noncurrent Liabilities
        Long-term debt, less current maturities                                       129,188             166,393
        Other long-term liabilities                                                 1,416,767           1,522,477
                                                                                 ------------        ------------
Total Noncurrent Liabilities                                                        1,545,955           1,688,870
                                                                                 ------------        ------------

Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares authorized;
             5,965,950 and 5,833,950 shares issued                                    596,595             583,395
        Paid-in capital                                                             3,272,570           2,964,520
        Retained earnings                                                            (938,957)           (637,317)
        Treasury stock, at average cost; 141,723 shares                              (611,958)           (611,958)
        Cumulative translation adjustment                                              (7,437)                  -
                                                                                 ------------        ------------
Total Shareholders' Equity                                                          2,310,813           2,298,640
                                                                                 ------------        ------------

Total Liabilities and Shareholders' Equity                                       $ 12,610,487        $ 14,565,296
                                                                                 ============        ============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             FOR THREE MONTHS ENDED JULY 31,
                                                             -------------------------------

                                                                 2001              2000
                                                                 ----              ----

REVENUES                                                     $ 3,076,615        $ 3,000,599
                                                             -----------        -----------

OPERATING EXPENSES:
  Salaries and Benefits                                        2,473,760          2,927,615

  Office and General                                             954,443            622,599
                                                             -----------        -----------

  Total Operating Expenses                                     3,428,203          3,550,214
                                                             -----------        -----------

  Operating Income (Loss)                                       (351,588)          (549,615)

OTHER INCOME (EXPENSE):
  Interest income                                                  5,692             28,252
  Interest expense                                               (19,246)            (8,143)
                                                             -----------        -----------
                                                                 (13,554)            20,109
                                                             -----------        -----------

  Pretax Income (Loss)                                          (365,142)          (529,506)

PROVISION FOR TAXES                                             (120,829)           (26,399)
                                                             -----------        -----------

NET INCOME (LOSS)                                            $  (244,313)       $  (503,107)
                                                             ===========        ===========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                             $     (0.04)       $     (0.10)
                                                             ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             FOR NINE MONTHS ENDED JULY 31,
                                                             ------------------------------

                                                                  2001            2000
                                                                  ----            ----

REVENUES                                                      $  9,955,374    $  9,051,211
                                                              ------------    ------------

OPERATING EXPENSES:
   Salaries and Benefits                                         7,683,230       7,722,251

   Office and General                                            2,669,969       1,681,223
                                                              ------------    ------------

   Total Operating Expenses                                     10,353,199       9,403,474
                                                              ------------    ------------

   Operating Income (Loss)                                        (397,825)       (352,263)

OTHER INCOME (EXPENSE):
       Interest income                                              50,405          74,685
       Interest expense                                            (51,297)        (29,252)
                                                              ------------    ------------
                                                                      (892)         45,433
                                                              ------------    ------------

       Pretax Income (Loss)                                       (398,717)       (306,830)

PROVISION FOR TAXES
                                                                   (97,077)        185,529
                                                              ------------    ------------

NET INCOME (LOSS)                                             $   (301,640)   $   (492,359)
                                                              ============    ============

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                              $      (0.05)   $      (0.10)
                                                              ============    ============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED JULY 31,
                                                                                         ----------------------------------

                                                                                            2001                     2000
                                                                                            ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                       $  (301,640)            $  (492,359)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities
Depreciation and amortization                                                               422,041                 189,078
  Provision for bad debts                                                                   114,137                 127,737
  Shares earned and released by ESOP in excess of cost                                            -                 992,356
Changes in assets - (increase) decrease
  Accounts receivable                                                                     1,244,929               2,708,566
  Other current assets                                                                      513,743                  96,510
  Other assets                                                                              (15,059)                (18,046)
Changes in liabilities - increase (decrease)
  Accounts payable                                                                       (1,538,698)             (1,652,662)
  Deferred revenue                                                                         (389,236)                319,410
  Accrued expenses                                                                         (213,687)               (153,735)
  Other non-current liabilities                                                            (144,260)                (30,855)
  Other                                                                                     (67,840)                    171
                                                                                   -----------------     -------------------
Net Cash (Used) Provided by Operating Activities                                           (375,570)              2,086,171
                                                                                   -----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                         (117,881)                (99,382)
Purchase of 12% interest in CiB                                                            (153,973)                      -
Acquisition of Chameleon Design, Inc.                                                       (13,632)                      -
Acquisition of CGT                                                                         (397,802)                      -
                                                                                   -----------------     -------------------
Net Cash Used By Investing Activities                                                      (683,288)                (99,382)
                                                                                   -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                                  (85,264)               (299,473)
Purchase of treasury shares                                                                       -                (125,225)
Proceeds from issuance of common stock                                                            -                 260,000
Proceeds from short-term bank borrowings                                                    725,000                       -
Payments of short-term bank borrowings                                                     (550,000)                      -
                                                                                   -----------------     -------------------
Net Cash Provided by Investing Activities                                                    89,736                (164,698)
                                                                                   -----------------     -------------------

Impact of foreign currency on cash                                                           (6,171)                      -
                                                                                   -----------------     -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                       (975,293)              1,822,091

Cash and cash equivalents, at beginning of period                                         2,177,052                 538,783
                                                                                   -----------------     -------------------

Cash and cash equivalents, at end of period                                             $ 1,201,759             $ 2,360,874
                                                                                   =================     ===================


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2001


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

     3. The Company classifies its accumulated other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three- and nine-month periods ended July 31, 2001 and 2000 are as follows:


                                                            Three Months Ended            Nine Months Ended
                                                                 July 31,                      July 31,
                                                            ------------------           ------------------
                                                             2001          2000          2001          2000
                                                         ------------  ------------  ------------  -------------
          Net income (loss)                              $  (244,313)   $ (503,107)   $ (301,640)    $ (492,359)
          Foreign currency translation                        (7,437)           --        (7,437)            --
                                                         ------------  ------------  ------------  -------------
          Comprehensive income (loss)                    $  (251,750)   $ (503,107)   $ (309,077)    $ (492,359)
                                                         ============  ============  ============  =============


     4. A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:


                                                            Three Months Ended            Nine Months Ended
                                                                 July 31,                      July 31,
                                                            ------------------            -----------------
                                                              2001         2000          2001          2000
                                                         ------------- ------------  ------------- -------------
        Basic                                               5,824,227     5,055,408    5,793,458     4,827,606
        Effect of assumed conversion of employee                  N/A           N/A          N/A           N/A
        stock options
        Diluted                                                   N/A           N/A          N/A           N/A


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

         The following information reflects unaudited pro forma operating results for the three and nine months ended July 31, 2000 assuming that the acquisition of Greenstone was consummated on November 1, 1999.


                                                     Three Months Ended      Nine Months Ended
                                                       July 31, 2000           July 31, 2000
                                                       -------------           -------------



        Revenues                                        $ 3,647,622             $ 11,418,024
        Loss before taxes                                  (902,470)                (890,922)
        Net loss                                           (750,572)                (890,922)
        Basic and diluted net loss per share                  (0.13)                   (0.16)



           The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisition of Greenstone occurred on November 1, 1999, or which may result in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 29, 2000, the Company merged with and into Greenstone Roberts Advertising, Inc. ("GRAI") in a transaction accounted for a reverse acquisition (the "Merger"). As a result, the financial statements included as a part of this Form 10-QSB represent the results of the Company for all periods presented and the results of GRAI for the period of September 29, 2000 through July 31, 2001.

During the first nine months of fiscal 2001, the Company continued to look to expand and enhance its operations through acquisitions:

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

     - On February 7, 2001, the Company entered into a letter of intent to acquire Christopher Thomas Associates, Inc., a marketing communications agency headquartered in Melville, New York with offices in Boston, Massachusetts and Stamford, Connecticut. Christopher Thomas Associates, Inc. had revenues of approximately $4,000,000 for the twelve months ended December 31, 2000.

The company continues to look to make acquisitions to expand its market presence and enhance its marketing communications capabilities.

To obtain maximum synergies and efficiencies in its U.S. operations, the Company intends to upgrade its computer systems and software during calendar 2001, at an estimated cost of $300,000.

As a result of these investment activities, the Company is currently considering several opportunities to enhance its capital structure. These include the potential sale of common stock through a private placement as well as negotiations with several banks to secure long-term financing at favorable rates.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 2001

Revenues for the three months ended July 31, 2001 were $3,076,615, a 2.5% increase over fiscal 2000 revenues of $3,000,599. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $616,419 of third quarter 2001 revenues. Revenues from existing operations declined 8%, due principally to the fact that many of the Company's existing clients cut or deferred marketing expenditures in response to their concerns over general economic conditions.

Salaries and benefits expense decreased $453,855 or 15.5% to $2,473,760. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $549,580 of third quarter 2001 salaries and benefits expense. Salaries and benefits expense of existing operations declined approximately 34.3% between years as the Company reduced overall staffing levels and eliminated bonuses and other fringe benefits to offset the impact of the 8% decline in revenues of existing operations.

Office and general expenses increased $331,844 or 53.3% between years. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $342,668 of third quarter 2001 office and general expense. Office and general expense of existing operations declined approximately $11,000 or 2%.

While the Company reported an operating loss of $351,588 for the third quarter of 2001, CGT recorded operating profits of approximately $65,000 and existing operations improved from an operating loss of $549,615 in the third quarter of 2000 to an operating loss of $76,000 in the third quarter of 2001. The operating loss of approximately $340,000 reported by the Company's New York operations (resulting from the acquisition of Greenstone Roberts Advertising, Inc.) is principally due to the seasonal nature of its clients' spending patterns. During the period of January 2001 through May 2001, the Company assessed staffing levels in view of revenue trends and reduced its overall headcount by 11%. In addition, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer accepted 30% reductions in salaries during the third quarter of 2001.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 2001

Revenues for the nine months ended July 31, 2001 were $9,955,374, a 10.0% increase over fiscal 2000 revenues of $9,051,211. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $1,943,633 of fiscal 2001 revenues. Revenues from existing operations declined 11.5%, due principally to the fact that many of the Company's existing clients cut or deferred marketing expenditures during the second quarter of fiscal 2001 in response to their concerns over general economic conditions.

Salaries and benefits expense decreased $39,021 or 0.5% to $7,683,230. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $1,634,074 of fiscal 2001 salaries and benefits expense. Salaries and benefits expense of existing operations declined approximately 21.7% between years, due to the previously-mentioned cost savings initiatives that the Company undertook during the second quarter of 2001.

Office and general expenses increased $988,746 or 58.8% between years. The acquisitions of Greenstone Roberts Advertising, Inc. and CGT accounted for $894,269 of fiscal 2001 office and general expense. Office and general expense of existing operations increased approximately $95,000.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2001, Kupper Parker's cash and cash equivalents totaled $1,201,759, compared to $2,177,052 at October 31, 2000. The decline in cash and cash equivalents is principally due to the cyclical nature of the GRAI business and because the Company paid off $550,000 in short-term bank borrowings during the first quarter of fiscal 2001.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $375,570 in the first nine months of 2001 compared to cash provided by operating activities of $2,086,171 in 2000. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of GRAI. At October 31, 2000, the relationship of accounts receivable to accounts payable was at optimum levels. This relationship generally changes during the first nine months of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used by investing activities was $683,288 in 2001 compared to $99,382 in 2000. The principal reason for this increase is due to the previously-mentioned acquisition of CGT and investment in CiB.

Financing Activities: As previously indicated, the Company paid off its $550,000 in short-term bank borrowings that it incurred in connection with the Merger during the first quarter of 2001. The Company financed its fiscal 2001 acquisition activity with short-term bank borrowings. During the first nine months of fiscal 2000, the Company financed its investing activities through the sale of its common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001 is required to be accounted for under SFAS No. 142 beginning on November 1, 2002, unless adopted earlier on November 1, 2001. We are currently evaluating the effect that the adoption of the provisions of SFAS Nos. 141 and 142 will have on our results of operations and financial position.

                           PART II - OTHER INFORMATION


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
      None

  (b) Reports on Form 8-K
      None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on September 11, 2001.


                   Kupper Parker Communications, Incorporated



                             By:  /s/ John J. Rezich
                                --------------------
                                  John J. Rezich
                              Chief Financial Officer