Form 10KSB40/A
period 2000-10-31
KUPPER PARKER COMMUNICATIONS INC
filed 2001-11-09
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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

Items 4, 6 and 7 to Registrant's Form 10-KSB for the fiscal year ended October 31, 2000 are hereby amended as follows:


     - Item 4: Registrant has amended this item to provide vote totals for its special meeting of shareholders

     - Item 6: Registrant has added additional explanations for its variations in revenues and operating expenses.

     - Item 7: Registrant has amended footnotes 2 and 8 to its financial statements for the year ended October 31, 2000 to provide additional disclosures. In addition, Registrant has amended its Consolidated Statements of Cash Flows for the years ended October 31, 2000 and 1999 to reflect cash contributions to its employee stock ownership plan as operating activity versus financing activity.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On September 25, 2000 the shareholders of Kupper Parker Communication, Incorporated (the Missouri Corporation) held a special meeting of shareholders. The sole issue voted on was the proposed merger with Greenstone Roberts Advertising, Inc. All 931 shares of the company were voted at this meeting: 892 shares were voted in favor of the proposed merger and 39 shares were voted against the proposed merger.

On September 29, 2000 the shareholders of Greenstone Roberts Advertising, Inc. (subsequently renamed Kupper Parker Communications, Incorporated after its merger with the Missouri corporation) held a special meeting of shareholders. The sole issue voted on was the proposed merger with Kupper Parker Communications, Incorporated (the Missouri Corporation). Out of a total of 918,277 shares of common stock outstanding on this date, 732,422 common shares were represented in person or by valid proxy at this meeting; 731,127 shares were voted in favor of the proposed merger, 980 shares were voted against the proposed merger, and holders of 315 shares abstained from voting on the proposed merger.

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


Prior to September 29, 2000, KPCG operated as a privately held company. Its compensation scheme for its employees emphasized contributions to its Employee Stock Ownership Plan ("ESOP") and cash bonuses. In anticipation of the Merger, during July 2000 KPCG made its last required contribution to its ESOP and initiated steps to terminate this plan effective August 31, 2000. We do not intend to make any future contributions to this plan. Fiscal 2000 after tax expense related to this plan was $891 or $0.18 per share.

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

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999


Revenues for the year ended October 31, 2000 were $12,033, a 10.9% increase over 1999 revenues of $10,847. Public relations revenues increased 34% between years and now amount to 19.1% of total revenues compared to 15.8% in 1999. Sales promotion and direct marketing revenues increased 25% to 5.5% of total revenues in 2000. The increase in revenues between years was principally due to an increase in project volume. Fiscal 2000 revenues include $283 in revenues from GRAI's operations for the period of September 29, 2000, the date of the Merger, through year-end. Had the Merger occurred on November 1, 1999, fiscal 2000 revenues would have been $14,810.


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


Excluding this ESOP expense, salaries and benefits expense increased approximately $610 or 7.3% - 3.6 percentage points less than the revenue increase. This increase was due to an increase in staff to handle the volume of projects requested by clients.


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

Operating Activities: KPCG's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. During fiscal 2000, KPCG emphasized the management of accounts payable and accounts receivable, resulting in additional net cash inflows of $1,122. The most significant non-cash item is entitled "Shares earned and released by ESOP" and represents the fair market value of the related shares that are allocated to ESOP participants. This non-cash charge increased 146% between years from $403 in 1999 to $992 in 2000. The principal reason for the increase is that the fair value of KPCG common stock increased by 154% between years both as a result of internal growth and as a result of the Merger. During July 2000, KPCG made its last required contribution to its ESOP and does not intend to make any future contributions to this plan. In addition, KPCG has initiated steps to terminate its ESOP effective August 31, 2000. As a result, operating results in periods subsequent to August 31, 2000 do not contain similar non-cash charges to earnings. Cash provided by operating activities was $1,387 in 2000 compared to cash provided by operating activities of $331 in 1999.


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

          3. In a Form 8-K filed on January 17, 2001, Registrant reported fourth quarter 2000 earnings.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2001.


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

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999



                                                                            2000          1999
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (448,383)  $   (59,218)
                                                                        -----------   -----------
   Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of merger as described in Note 2-
       Depreciation and amortization                                        268,311       227,569
       Loss on sale of property and equipment                                   185          --
       Deferred income taxes                                                 40,245        23,040
       Bad debt provision                                                   145,237        50,000
       Shares earned and released by ESOP                                   992,356       403,179
       Contributions to ESOP, net of interest                              (254,250)     (217,750)
       (Increase) decrease in assets-
         Accounts receivable                                              3,013,181    (2,615,664)
         Other current assets                                              (677,372)     (216,727)
         Other assets                                                        49,897        (6,954)
       Increase (decrease) in liabilities-
         Accounts payable                                                (1,891,657)    2,167,177
         Deferred revenue                                                   617,108       (14,396)
         Accrued expenses                                                  (423,110)      628,993
         Other long-term liabilities                                        (44,353)      (38,449)
                                                                        -----------   -----------
           Total adjustments                                              1,835,778       390,018
                                                                        -----------   -----------
           Net cash provided by operating activities                      1,387,395       330,800
                                                                        -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (139,713)     (198,969)
   Cost of Greenstone Roberts Advertising, Inc., net of cash received      (232,204)         --
                                                                        -----------   -----------
           Net cash used in investing activities                           (371,917)     (198,969)
                                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                               (61,985)      (57,175)
   Repurchases of common stock                                             (125,224)     (125,823)
   Proceeds from issuance of short-term borrowings                        1,350,000          --
   Payments of short-term borrowings                                       (800,000)         --
   Proceeds from issuance of common stock                                   260,000          --
                                                                        -----------   -----------
           Net cash provided by (used in) financing activities              622,791      (182,998)
                                                                        -----------   -----------
           Net increase (decrease) in cash and cash equivalents           1,638,269       (51,167)

CASH AND CASH EQUIVALENTS, beginning of year                                538,783       589,950
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                                  $ 2,177,052   $   538,783
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

2.  ACQUISITION OF GREENSTONE ROBERTS ADVERTISING, INC.:

Effective September 29, 2000, Greenstone Roberts Advertising, Inc. (Greenstone), legally acquired all of the outstanding common stock of Kupper Parker Communications, Incorporated (Kupper Parker) by exchanging 5,073,950 newly issued shares of common stock for all of the 931 outstanding shares of common stock of Kupper Parker. The resulting exchange ratio was 5,450 shares of Greenstone common stock to 1 share of Kupper Parker common stock. In connection with the acquisition, the Company bought back 300,000 shares of common stock from Greenstone's original stockholders for $1,350,000 and changed its name to that of the Company, Kupper Parker Communications, Incorporated. As a result, the former stockholders of Kupper Parker assumed ownership of approximately 89% of the outstanding common stock of Greenstone. The purchase price consisted of $1,350,000 (excluding cash acquired of $1,118,000), $806,000 of stock, and $158,000 of acquisition costs.



Although Greenstone was the legal acquirer, Kupper Parker was the acquirer for accounting purposes because the former Kupper Parker stockholders obtained a controlling voting interest in Greenstone as a result of this "reverse acquisition." The acquisition was accounted for using the purchase method of accounting whereby the purchase price of $2.3 million was allocated to the assets acquired and liabilities assumed based on their relative fair values totaling $1.2 million and amounts assigned to other long-term liabilities related to employment agreements with several former Greenstone employees of approximately $1.4 million. Goodwill of approximately $2.5 million was recorded representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed and is being amortized over 20 years.


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

8.  STOCK OPTIONS:


The Company grants stock options to certain employees and directors. Options have vesting periods that range from immediate vesting at the date of grant to a period of one year after the date of grant. Options are generally exercisable up to 6 years after the date of grant. Exercise prices range from $0.0002 to $2.38 for options outstanding at October 31, 2000. The weighted average remaining contractual life for options outstanding at October 31, 2000, was 4.5 years.


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


In November 2000, the Company purchased a 12% interest in The Communications in Business Group Limited, a London-based communications agency, for $80,674. The Company is obligated to make an additional contingent payment of $73,299 if CiB is able to secure an airlines company as a client.


On January 16, 2001, the Company signed a stock purchase agreement to acquire all of the outstanding shares of CGT (UK) Limited, a London-based strategic marketing communications agency, in exchange for $475,000 in cash and up to 570,000 shares of common stock. The stock payout will be over two years, based on performance goals stipulated in the stock purchase agreement.