Form 10KSB40
period 2001-10-31
KUPPER PARKER COMMUNICATIONS INC
filed 2002-02-11
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $13,666,835.

The aggregate market value of the Company's Common Stock held by non-affiliates as of January 29, 2002, computed by reference to the closing price of such stock, was approximately $1,410,425.

There were 6,026,531 shares of the Registrant's Common Stock, $.01 par value, outstanding as of January 29, 2002.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


  ITEM                                         DESCRIPTION                                                   PAGE
PART I

                 1  Description of Business                                                                     3
                 2  Description of Property                                                                    12
                 3  Legal Proceedings                                                                          12
                 4  Submission of Matters to a Vote of Security Holders                                        12
PART II
                 5  Market for Registrant's Common Equity and Related Stockholder Matters                      13
                 6  Management's Discussion and Analysis or Plan of Operation                                  13
                 7  Financial Statements                                                                       17
                 8  Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure                                                                                 17
PART III
                 9  Directors, Executive Officers, Promoters and Control Persons; Compliance
                    With Section 16(a) of the Exchange Act                                                     18
                10  Executive Compensation                                                                     20
                11  Security Ownership of Certain Beneficial Owners and Management                             24
                12  Certain Relationships and Related Transactions                                             25
PART IV
                13  Exhibits and Reports on Form 8-K                                                           26
                    Signatures                                                                                 27
                    Index to Exhibits                                                                          28

In this document, the terms "KPCG," "we," "us" and "our" refer to Kupper Parker Communications, Incorporated.

In September 2000, KPCG (a Missouri corporation which we refer to as the "Predecessor") merged with Registrant, Greenstone Roberts Advertising, Inc. (which we refer to as "GRAI") in a transaction accounted for as a reverse acquisition (the "Merger"). As a result, the financial data and audited financial statements included as a part of this Form 10-KSB represent the results of KPCG for all periods presented and the results of GRAI for the period of September 29, 2000 through October 31, 2001. Under the terms of the merger agreement, management of KPCG assumed management of the merged operations, and the resulting merged operations were renamed Kupper Parker Communications, Incorporated.

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

Our clients are in a broad range of industries with needs that encompass business-to-consumer, business-to-business, and business-to-stakeholder communications. Our clients include Anthem Blue Cross, Cantisano Foods, Domino Sugar, Emerson Motor Company, First Bank, Handicraft, Heartland Jiffy Lube, Zilog, RightChoice Managed Care and Graybar Distributors. Since 1995 our revenues have increased from $5.0 million to $13.7 million, a compound annual growth rate of 16.3%. We serve our clients through an international network of eleven offices in North America and Europe with our staff of over 170 employees.

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

In February 2001, KPCG acquired CGT Limited ("CGT"), a London-based marketing communications agency in a stock and cash transaction.

In October 2001, KPCG acquired Christopher Thomas Associates, Inc. ("Christopher Thomas"), an advertising agency with offices in Melville, New York; Stamford, Connecticut; and Boston, Massachusetts in a cash transaction.

REVENUES

Our sources of revenues are commissions and fees earned on the development, production and placement of advertising, and commissions and fees earned on the development, production and application of public relations and investor relations services, interactive web sites, advertising and CD ROM's, direct and database marketing, sales promotions and media consulting.

In fiscal 2001, our ten largest clients accounted for only 29% of our revenues, and no single client accounted for as much as 7% of our revenues.

COMPETITION

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel.

B3com Group, Cordiant, Grey, Havas, Interpublic, Omnicom, Publicis and WPP generally serve large corporations with consolidated or business unit sales in excess of $250 million. Based on tabulations of agency revenues published annually in the trade journals Advertising Age and PR Week, we believe that there are several dozen independent marketing communications firms in the United States of KPCG's size or greater. These medium-sized firms serve middle-market companies as well as large corporations. Except for KPCG, none of these firms are publicly held and, to the best of our knowledge, few have substantial international operations.

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

EMPLOYEES

At October 31, 2001, we employed approximately 167 people in the United States and 5 people in London.

There is significant competition among advertising agencies for talented and qualified personnel. The ability to attract and retain such individuals is a key element of our personnel policies. We believe that our compensation, benefits and training policies are competitive with industry peers. As a result of becoming a public company, KPCG intends to offer stock options to selected employees to more closely align their interests with our stockholders. Overall, KPCG considers relations with its employees to be satisfactory.

Our employees are committed to the success of our company because they own a significant percentage of it. At January 29, 2002, our employees owned in excess of 80% of the company's common stock.

RISK FACTORS

In evaluating our business, you should consider the following risk factors, which may affect our future performance:

RISKS RELATING TO OUR BUSINESS

GRAI HAS A HISTORY OF OPERATING LOSSES.

GRAI, the company that we acquired at the end of September 2000, has experienced substantial net operating losses in each of the last three years. Although we have taken steps through cost reduction efforts and new business activities to cause this business to break-even or report a small profit in fiscal 2002, it is possible that the steps we have taken will not be successful or of sufficient impact to achieve our desired effect.

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

IF WE ARE UNABLE TO INTEGRATE GRAI, CHAMELEON, CGT, CHRISTOPHER THOMAS AND OTHER COMPANIES THAT WE MAY ACQUIRE, OUR OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

We recently acquired GRAI, Chameleon, CGT and Christopher Thomas, and we plan to acquire other companies. We expect that the integration of acquired operations will place a significant burden on our management. Such integration is subject to risks and uncertainties, including:

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table provides data on our largest wholly-owned offices as of October 31, 2001:

--------------------------------------------------------------------------------------------------------------
                                                                                                    LEASE
                                                                                 APPROXIMATE       EXPIRATION
OFFICE                        LOCATION                                           SQUARE FEET          DATE

--------------------------------------------------------------------------------------------------------------
St. Louis         8301 Maryland Avenue
                  Clayton, Missouri                                                  22,595          5/31/10
--------------------------------------------------------------------------------------------------------------
Melville          401 Broadhollow Road
                  Melville, New York                                                 12,944          7/31/08
--------------------------------------------------------------------------------------------------------------
Stamford          281 Tresser Blvd.
                  Stamford, Connecticut                                               3,912          3/31/06
--------------------------------------------------------------------------------------------------------------
Boston            240 Newbury Street
                  Boston, Massachusetts                                               7,504          5/01/04
--------------------------------------------------------------------------------------------------------------
Kansas City       106 West 14th Street
                  Kansas City, Missouri                                               2,711         10/31/02
--------------------------------------------------------------------------------------------------------------
Louisville        135 West Muhammad Ali Blvd.
                  Louisville, Kentucky                                                5,200         12/31/02
--------------------------------------------------------------------------------------------------------------
Memphis           6060 Poplar Avenue
                  Memphis, Tennessee                                                  3,105          8/31/04
--------------------------------------------------------------------------------------------------------------
New Orleans       433 Metairie Road
                  Metairie, Louisiana                                                 4,499          2/28/03
--------------------------------------------------------------------------------------------------------------

All of our operations are conducted in leased premises located in the various cities in which KPCG does business. Our physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. We believe that we maintain adequate insurance on all of our property. We do not anticipate any difficulties in negotiating lease renewals or in finding other satisfactory space if premises become unavailable. For further information regarding KPCG's obligations under noncancellable operating leases, see "KPCG FINANCIAL STATEMENTS".

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

None.

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

----------------------------------------------------------------------------------------------------------------------
         FISCAL QUARTER ENDED                                            HIGH                                    LOW
----------------------------------------------------------------------------------------------------------------------
January 31, 2000                                                          2.13                                   0.81
----------------------------------------------------------------------------------------------------------------------
April 30, 2000                                                            2.44                                   1.38
----------------------------------------------------------------------------------------------------------------------
July 31, 2000                                                             2.88                                   2.03
----------------------------------------------------------------------------------------------------------------------
October 31, 2000                                                          4.00                                   2.06
----------------------------------------------------------------------------------------------------------------------
January 31, 2001                                                          2.63                                   1.56
----------------------------------------------------------------------------------------------------------------------
April 30, 2001                                                            2.38                                   1.29
----------------------------------------------------------------------------------------------------------------------
July 31, 2001                                                             1.40                                   1.15
----------------------------------------------------------------------------------------------------------------------
October 31, 2001                                                          1.25                                   0.95
----------------------------------------------------------------------------------------------------------------------

On January 23, 2002, there were 242 shareholders of record of our common stock.

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

On September 29, 2000, we merged with and into GRAI in a transaction accounted for a reverse acquisition (the "Merger"). As a result, the audited financial statements included as a part of this Form 10-KSB represent the results of KPCG for all periods presented and the results of GRAI for the period of September 29, 2000 through October 31, 2001.

Prior to August 1, 2000, KPCG operated as a privately held company. Its compensation scheme for its employees emphasized contributions to its Employee Stock Ownership Plan ("ESOP") and cash bonuses. In anticipation of the Merger, during July 2000 KPCG made its last required contribution to its ESOP and initiated steps to terminate this plan effective August 31, 2000. We do not intend to make any future contributions to the ESOP. Fiscal 2000 after tax expense related to this plan was $891 or $0.18 per share.

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

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

Revenues for the year ended October 31, 2001 were $13,667, a 13.6% increase over 2000 revenues of $12,033. Fiscal 2001 revenues include twelve months of GRAI's revenues while fiscal 2000 revenues include revenues from GRAI's operations for the period of September 29, 2000, the date of the Merger, through year-end. The acquisitions of GRAI, CGT and Christopher Thomas accounted for $2,941 of fiscal 2001 revenues. Revenues from existing operations declined by 10.9% due to lower volume of projects requested by clients.

Salaries and benefits expense increased $272 or 2.7% from $9,981 in 2000 to $10,253 in 2001. The acquisitions of GRAI, CGT and Christopher Thomas accounted for $2,306 of fiscal 2001 salaries and benefits expense. Salaries and benefits expense of existing operations declined 20.4% from $9,981 in fiscal 2000 to $7,947 in fiscal 2001. During fiscal 2000 the Company incurred $992 in ESOP contribution expense. As more fully discussed above, KPCG made its last required contribution to its ESOP in July 2000 and has taken steps to terminate its ESOP during fiscal 2000. In addition, during the second quarter of fiscal 2001, in response to lower spending by clients, the Company initiated an aggressive cost-reduction program. . During the period of January 2001 through May 2001, the Company assessed staffing levels in view of revenue trends and reduced its overall headcount by approximately 10%. In addition, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer accepted 30% reductions in salaries.

Office and general expense increased $1,333 or 57.1% from $2,337 in fiscal 2000 to $3,670 in fiscal 2001. The acquisitions of GRAI, CGT and Christopher Thomas accounted for $1,200 of fiscal 2001 office and general expense. Office and general expense of existing operations increased $133 or 5.7% from $2,337 in fiscal 2000 to $2,470 in fiscal 2001. The principal reason for the increase is higher rent expense.

KPCG reported net interest expense of $13 in fiscal 2001 compared to net interest income of $61 in fiscal 2000. Interest income declined from $106 in fiscal 2000 to $61 in fiscal 2001 due to the fact the Company had lower average invested cash balances in 2001 as compared to 2000, and because the rate of interest that it earned on these invested cash balances was lower in 2001 as compared to 2000. Interest expense increased from $45 in fiscal 2000 to $74 in fiscal 2001. The primary reason for the increase is that the Company had higher average short-term bank borrowings in fiscal 2001 resulting from its acquisition program.

KPCG's effective tax rate was higher in 2000 due principally to the fact that the difference between the fair market value and the historical cost of shares allocated to ESOP participants is not deductible for tax purposes. See Footnote 12 of the KPCG Financial Statements as of October 31, 2001 and 2000 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

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

KPCG's effective tax rate was high in 2000 and 1999 due principally to the fact that the difference between the fair market value and the historical cost of shares allocated to ESOP participants is not deductible for tax purposes. See Footnote 12 of the KPCG Financial Statements as of October 31, 2001 and 2000 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES - AT OCTOBER 31, 2001

As of October 31, 2001, KPCG's cash and cash equivalents totaled $1,831 compared to the 2000 year-end balance of $2,177. The principal reasons for the decline in cash and cash equivalents are (1) KPCG used $163 of cash in its fiscal 2001 operating activities, and (2) net cash provided by fiscal 2001 financing activities was approximately $184 less than net cash used in fiscal 2001 investing activities.

Operating Activities: KPCG's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $163 in fiscal 2001 compared to cash generated by operations of $1,545 in fiscal 2000. The primary reason for the difference is that the relationship of accounts receivable to accounts payable was at optimum levels at October 31, 2000 because a client of GRAI paid its balances owed to the Company several weeks in advance of its normal payment patterns. This client returned to its more normal payment patterns during the first quarter of fiscal 2001. The most significant non-cash item is entitled "Shares earned and released by ESOP" and represents the fair market value of the related shares that are allocated to ESOP participants. This non-cash charge was $992 in 2000 and $0 in 2001. During July 2000, KPCG made its last required contribution to its ESOP and does not intend to make any future contributions to this plan. In addition, KPCG has initiated steps to terminate its ESOP effective August 31, 2000.

Investing Activities: On September 29, 2000, KPCG acquired the assets and operations of Greenstone Roberts Advertising, Inc. in a transaction accounted for as a reverse acquisition. The net cash cost of this transaction was $390 comprised of acquisition costs of $1,350 and accounting and legal fees of $158, net of cash acquired of $1,118. During fiscal 2001, KPCG acquired the assets and operations of Chameleon, CGT and Christopher Thomas in transactions accounted for as purchases. The net cash costs of these transactions was $1,155 comprised of acquisition costs of $1,925, accounting and legal fees of $108 net of cash acquired of $878. During November 2000 KPCG acquired a 12% in CiB for $157. KPCG's capital expenditures for property and equipment were $120 for the year ended October 31, 2000 compared to $140 in 2000. At October 31, 2001, KPCG had no material commitments for future capital expenditures.

Financing Activities: In September 2000, KPCG borrowed $1,350 on a two-month basis to finance the Merger. During October 2000, KPCG repaid $800 of this loan, and repaid the balance in November 2000. During fiscal 2001, KPCG borrowed $2,225 against its various bank lines-of-credit to finance its acquisitions and to finance operations. KPCG repaid $325 of these borrowings during fiscal 2001. As previously discussed, during fiscal 2000 KPCG paid off its ESOP debt in advance of its scheduled maturity. At October 31, 2001, KPCG was in compliance with all covenants and conditions related to its debt agreements. KPCG's short-term bank borrowings arrangements are subject to annual renewals. KPCG does not anticipate any difficulties in obtaining renewals of its short-term bank borrowing arrangements.

OUTLOOK

During fiscal 2001 KPCG initiated a private placement securities offering to raise capital to finance its acquisition program. In December 2001, KPCG aborted this offering due to unfavorable market conditions. As a result, subsequent to October 31, 2001, KPCG recognized a pretax charge of $161 to write off equity issuance costs capitalized at October 31, 2001.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will adopt SFAS No. 144 in 2003. Adoption of SFAS No. 144 is not expected to impact the Company's consolidated financial position or results of operations.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-KSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown; Terrorism; and Armed Conflict. Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company's business and operations for the period ended October 31, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements commencing on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following tables sets forth certain information with respect to our executive officers and directors as of January 23, 2002.

--------------------------------------------------------------------------------------------------------------------
           NAME                   AGE                                      POSITION(S)
--------------------------------------------------------------------------------------------------------------------
Bruce Kupper                       49        Chief Executive Officer, President and Chairman of the Board
--------------------------------------------------------------------------------------------------------------------
Mary De Hahn                       52        Chief Operating Officer and Director
--------------------------------------------------------------------------------------------------------------------
John Rezich                        46        Chief Financial Officer, Treasurer, Secretary and Director
--------------------------------------------------------------------------------------------------------------------
Ronald Greenstone                  61        Chief Executive Officer of Long Island Operations and Director
--------------------------------------------------------------------------------------------------------------------
Gary Roberts                       63        President of Long Island Operations and Director
--------------------------------------------------------------------------------------------------------------------
S. Lee Kling                       72        Director
--------------------------------------------------------------------------------------------------------------------
James Saitz                        52        Director
--------------------------------------------------------------------------------------------------------------------
Christopher Santry                 53        President, KPC East
--------------------------------------------------------------------------------------------------------------------

Bruce Kupper has served as our Chief Executive Officer, President and Chairman of the Board since the Merger. Prior to that time he served in the same capacities for Kupper Parker Communications, Incorporated (1993 - 2000) and its predecessor, Kupper Advertising, Inc. (1978 - 1993). Prior to that time, Mr. Kupper worked as an account executive for Young & Rubicam where he was named Young & Rubicam's 1977 National Account Executive of the Year.

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

Christopher Santry became an executive officer of our company on October 5, 2001, the day we purchased Christopher Thomas Associates, Inc. Prior to that day, Mr. Santry had been an executive officer, director and shareholder of Christopher Thomas Associates, Inc. for a period of more than five years.

There are no family relationships among any of our officers or directors.

The Directors of our company are divided into two classes and hold office until the second succeeding Annual Meeting of Stockholders following the election of their respective class and the qualification of their successors. Mr. Kupper, Ms. De Hahn, Mr. Greenstone and Mr. Kling constitute the class of Directors whose terms expire in 2002. Mr. Rezich, Mr. Roberts and Mr. Saitz constitute the class of Directors whose terms expire in 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received, for each of the last three fiscal years, for services rendered to us by our Chief Executive Officer and each of our other most highly compensated executive officers during the fiscal year ended October 31, 2001 whose total compensation equaled or exceeded $100,000.

                                            Annual Compensation                        Long-term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                          Other       Restricted    Securities
   Name and Principal                                     Annual        Stock       Underlying      LTIP        All Other
        Position           Year     Salary      Bonus     Comp. (1)     Awards    Options/SAR's    Payouts      Comp. (2)
--------------------------------------------------------------------------------------------------------------------------
Bruce Kupper (4)            2001     298,062          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
     CEO                    2000     288,000     317,750          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
                            1999     288,000     485,000       1,500          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
Mary De Hahn (4)            2001     155,030          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
      COO                   2000     170,000      90,000          --          --              --          --        9,323
--------------------------------------------------------------------------------------------------------------------------
                            1999     120,000     145,500       1,500          --              --          --       14,336
--------------------------------------------------------------------------------------------------------------------------
John Rezich (3) (4)         2001     145,030          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
     CFO                    2000     120,000      20,000          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
                            1999      22,615          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
Ronald Greenstone           2001     213,346          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
      Director              2000     247,083          --          --          --              --          --        1,575
--------------------------------------------------------------------------------------------------------------------------
                            1999     264,583          --          --          --              --          --        1,500
--------------------------------------------------------------------------------------------------------------------------
Gary Roberts                2001     238,154          --          --          --              --          --           --
--------------------------------------------------------------------------------------------------------------------------
      Director              2000     226,250          --          --          --              --          --        1,575
--------------------------------------------------------------------------------------------------------------------------
                            1999     225,000          --          --          --              --          --        1,500
--------------------------------------------------------------------------------------------------------------------------

         1. Amounts shown in this column are for cash payments for attendance at KPCG's Board of Directors' meetings.
         2. Amounts shown in this column are for company contributions to KPCG's ESOP and 401K plans on behalf of the named Executive.
         3.       Mr. Rezich commenced employment in October 1999.
         4. Includes compensation received from Kupper Parker Communications, Incorporated prior to the Merger.


YEAR 2001 STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

On October 5, 2001, we granted Mr. Santry 50,000 stock options at a price of $1.05 per share. These stock options fully vest on October 5, 2002 and have an expiration date of October 5, 2007. We did not grant any other stock options to executive employees during 2001.

On January 9, 2002, we granted stock options of 50,000, 25,000, 25,000, 10,000 and 10,000 to Mr. Kupper, Ms. De Hahn, Mr. Rezich, Mr. Kling and Mr. Saitz, respectively, at a price of $0.71 per share. These stock options fully vest on January 9, 2003 and have an expiration date of January 9, 2008.

YEAR 2001 STOCK OPTION EXERCISES BY EXECUTIVE OFFICERS

During 2001, our executive officers did not exercise any of their various stock option grants.

STOCK OPTIONS HELD BY EXECUTIVE OFFICERS

The following table sets forth unexercised stock options held by each of our Executive Officers as of October 31, 2001:

----------------------------------------------------------------------------------------------------------------------
                                             Number of Securities Underlying      Value of Unexercised In-the-Money
                                             Unexercised Options/SAR's as of               Options/SAR's as
                                                    October 31, 2001                   of October 31, 2001 (1)
----------------------------------------------------------------------------------------------------------------------
                                                Exercisable        Unexercisable       Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------------
Bruce Kupper (2)                                    141,700                  --           $141,674                 --
----------------------------------------------------------------------------------------------------------------------
Ronald Greenstone                                    43,750                  --                 --                 --
----------------------------------------------------------------------------------------------------------------------
Gary Roberts                                         15,000                  --                 --                 --
----------------------------------------------------------------------------------------------------------------------
Christopher Santry                                       --              50,000                 --                 --
----------------------------------------------------------------------------------------------------------------------

         1. Calculated by determining the difference between the exercise price and the deemed fair value of the securities underlying the options at October 31, 2001.

         2. Does not include the 50,000 stock options issued to Mr. Kupper on January 9, 2002 at a price of $0.71 per share.

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

Effective June 1, 2000, we amended Mr. Kupper's employment agreement to reduce his base pay from $360,000 to $252,000. At the same time Ms. De Hahn and Mr. Rezich accepted voluntary annual base pay reductions from $180,000 to $126,000.

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

In October 2001, in connection with the acquisition of Christopher Thomas Associates, Inc., we entered into a two-year employment agreement with Mr. Santry providing for an annual base salary of $200,000, an annual stock option grant of at least 50,000 shares, and an annual cash bonus equal to three percent of the revenues of Christopher Thomas Associates, Inc. in excess of $4,500,000.

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

DIRECTOR COMPENSATION

Each director who is not also our employee is paid $10,000 per year. In addition, all directors are eligible for stock option grants under our stock option plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 29, 2002 for:

         1. Each person or entity who is known by us to beneficially own five percent or more of the outstanding shares of our common stock;

         2.       Each director;

         3.       Each executive officer; and

         4.       All directors and executive officers of KPCG as a group.

-------------------------------------------------------------------------------------------------------------------
                                                          NUMBER OF SHARES
       NAME OF BENEFICIAL OWNER                          BENEFICIALLY OWNED               PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------------------
Bruce Kupper                                                 1,666,100   (1)                     25.43
-------------------------------------------------------------------------------------------------------------------
Mary De Hahn                                                   326,020   (2)                      4.98
-------------------------------------------------------------------------------------------------------------------
John Rezich                                                    188,500   (3)                      2.88
-------------------------------------------------------------------------------------------------------------------
Ronald Greenstone                                              223,287   (4)                      3.41
-------------------------------------------------------------------------------------------------------------------
Gary Roberts                                                    72,708   (5)                      1.11
-------------------------------------------------------------------------------------------------------------------
S. Lee Kling                                                    15,000   (6)                      0.23
-------------------------------------------------------------------------------------------------------------------
James Saitz                                                     10,000   (7)                      0.15
-------------------------------------------------------------------------------------------------------------------
Chris Santry                                                    68,500   (8)                      1.05
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers
as a Group                                                   2,570,115                           39.23
-------------------------------------------------------------------------------------------------------------------

         1. Includes 191,700 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         2. Includes 25,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         3. Includes 25,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         4. Includes 43,750 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         5. Includes 15,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         6. Includes 10,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         7. Includes 10,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

         8. Includes 50,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Saitz, a member of our Board of Directors, is the Chairman and Chief Executive Officer of Missouri State Bank, a commercial bank. This firm provided us with commercial banking services during 2001 and is expected to provide us with similar services during 2002. In addition, we provided certain advertising and other communications services to Missouri State Bank. We believe that all of the transactions between our company and Missouri State Bank were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

Mr. Kling, a member of our Board of Directors, is a Managing Consultant of Lockton Companies, an insurance brokerage and advisor. This firm provided us with insurance brokerage services during 2001 and is expected to provide us with similar services during 2002. We believe that all of the transactions between our company and Lockton Companies were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1.       Financial Statements

Kupper Parker Communications, Incorporated and Subsidiaries
         Report of Independent Public Accountants
         Consolidated Balance Sheets as of October 31, 2001 and 2000 Consolidated Statements of Operations for the years ended October 31, 2001 and 2000
         Consolidated Statements of Stockholders' Equity for the years ended October 31, 2001 and 2000
         Consolidated Statements of Cash Flows for the years ended October 31, 2001 and 2000
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.       Exhibits

See "INDEX TO EXHIBITS" on page 28 of this Form 10-KSB.


(b)  Reports on Form 8-K

         In a Form 8-K/A filed on November 9, 2001, Registrant amended the
         Form 8-K that it filed on February 23, 2001 to include the unaudited interim financial statements of CGT (VK) Limited for the nine months ended December 31, 2000 and the required proforma financial statements of Registrant and CGT (UK) Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of February, 2002.

Kupper Parker Communications, Incorporated
By:     /s/ Bruce Kupper
   ---------------------
Bruce Kupper
Chief Executive Officer (Principal Executive Officer)

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




Signed:  /s/ Bruce Kupper                   Dated: January 29, 2002
--------------------------
Bruce Kupper
Chief Executive Officer (Principal Executive Officer), Director

Signed:  /s/ Mary De Hahn                   Dated: January 29, 2002
-------------------------
Mary De Hahn
Chief Operating Officer, Director

Signed:  /s/ John Rezich                    Dated: January 29, 2002
-------------------------
John Rezich
Chief Financial Officer, Director

Signed:  /s/ Ronald Greenstone              Dated: January 29, 2002
------------------------------
Ronald Greenstone
Director

Signed:  /s/ Gary Roberts                   Dated: January 29, 2002
--------------------------
Gary Roberts
Director

Signed:  /s/ S. Lee Kling                   Dated: January 26, 2002
--------------------------
S. Lee Kling
Director

Signed:  /s/ James Saitz                    Dated: January 29, 2002
-------------------------
James Saitz
Director

                                INDEX TO EXHIBITS



---------------------------------------------------------------------------------------------------------------------
   EXHIBIT
    NO.                                                EXHIBIT DESCRIPTION
---------------------------------------------------------------------------------------------------------------------
 2.1                Agreement and Plan of Merger dated as of August 23, 2000 between GRAI and KPCI - Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-44476) and
                    incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
 3.1                Certificate of Incorporation, as amended - Filed as an exhibit to the Company's Registration
                    Statement on Form S-18 (File No. 33-26372NY) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
 3.2                Amendment to Certificate of Incorporation - Filed as an exhibit to the Company's Form 8-K on
                    July 29, 1997 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
 3.3                Amendment to Certificate of Incorporation - Filed as an Exhibit to the Company's Form 10KSB for
                    the year ended October 31, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
 3.4                Amended and Restated Bylaws - Filed as an exhibit to the Company's Registration Statement on
                    Form S-18 (File No. 33-26372NY) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
 3.5                Amendment to Bylaws - Filed as an Exhibit to the Company's Form 10KSB for the year ended October
                    31, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.1                1998 Stock Option Plan - Filed as an exhibit to the Company's Registration Statement on Form
                    S-18 (File No. 33-26372NY) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.2                Amendment Number 1 to 1988 Stock Option Plan - Filed as an exhibit to the Company's Registration
                    Statement on Form S-18 (File No. 33-26372NY) and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.2                Amendment Number 2 to 1988 Stock Option Plan - Filed as an Exhibit to the Company's Form 10KSB
                    for the year ended October 31, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.3                Employment Agreement of Ronald Greenstone - Filed as an Exhibit to the Company's Form 10KSB for
                    the year ended October 31, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.4                Employment Agreement of Gary Roberts - Filed as an Exhibit to the Company's Form 10KSB for the
                    year ended October 31, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.5                Employment Agreement of Bruce Kupper - Filed as an Exhibit to the Company's Form 10KSB for the
                    year ended October 31, 2000 and incorporated herein by reference.
---------------------------------------------------------------------------------------------------------------------
10.5a               Amendment to Employment Agreement of Bruce Kupper
---------------------------------------------------------------------------------------------------------------------
10.6                Employment Agreement of Chris Santry
---------------------------------------------------------------------------------------------------------------------

* Filed herewith

                  KUPPER PARKER COMMUNICATIONS, INCORPORATED
                  AND SUBSIDIARIES



                  Consolidated Financial Statements
                  As of October 31, 2001 and 2000

                  Together With Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Kupper Parker Communications, Incorporated:


We have audited the accompanying consolidated balance sheets of Kupper Parker Communications, Incorporated (a New York corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP

St. Louis, Missouri,
   January 24, 2002

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

                                AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS - AS OF OCTOBER 31, 2001 AND 2000


                                                                                       2001            2000
                                                                                   ------------    ------------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  1,830,860    $  2,177,052
   Accounts receivable, net of reserve for bad debts of $417,876 and $208,355,
     respectively                                                                    10,039,151       7,047,089
   Other current assets                                                               1,107,867       1,268,440
                                                                                   ------------    ------------
           Total current assets                                                      12,977,878      10,492,581

PROPERTY AND EQUIPMENT, net                                                           1,202,899       1,146,160

GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization of $388,323 and
   $212,288, respectively                                                             6,131,108       2,669,883

OTHER ASSETS                                                                            441,172         256,672
                                                                                   ------------    ------------
           Total assets                                                            $ 20,753,057    $ 14,565,296
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                            $    365,073    $     64,572
   Short-term bank borrowings                                                         1,900,328         550,000
   Accounts payable                                                                  12,899,867       9,285,008
   Accrued expenses                                                                   1,973,260         897,154
                                                                                   ------------    ------------
           Total current liabilities                                                 17,138,528      10,796,734
                                                                                   ------------    ------------
LONG-TERM LIABILITIES:
   Long-term debt, less current maturities                                              389,224         166,393
   Deferred compensation                                                                634,601       1,303,529
                                                                                   ------------    ------------
           Total long-term liabilities                                                1,023,825       1,469,922
                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.10 stated value; 30,000,000 shares authorized; 6,168,254 and
     5,833,950 shares issued                                                            616,825         583,395
   Paid-in capital                                                                    3,454,643       2,964,520
   Accumulated deficit                                                                 (868,884)       (637,317)
   Treasury stock, at cost; 141,723 shares                                             (611,958)       (611,958)
   Accumulated other comprehensive income                                                    78            --
                                                                                   ------------    ------------
           Total stockholders' equity                                                 2,590,704       2,298,640
                                                                                   ------------    ------------
           Total liabilities and stockholders' equity                              $ 20,753,057    $ 14,565,296
                                                                                   ============    ============



       The accompanying notes are an integral part of these consolidated balance sheets.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000


                                                                                            2001             2000
                                                                                        -------------    -------------
REVENUES                                                                                 $ 13,666,835    $ 12,033,040
                                                                                        -------------    ------------
OPERATING EXPENSES:
   Salaries and benefits                                                                   10,252,983       9,981,015
   Office and general                                                                       3,669,716       2,336,578
                                                                                        -------------    ------------
           Total operating expenses                                                        13,922,699      12,317,593
                                                                                        -------------    ------------
           Loss from operations                                                              (255,864)       (284,553)
                                                                                        -------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                             60,832         106,448
   Interest expense                                                                           (73,765)        (45,365)
                                                                                        -------------    ------------
           Total other (expense) income                                                       (12,933)         61,083
                                                                                        -------------    ------------
           Loss before income tax (benefit) provision                                        (268,797)       (223,470)

INCOME TAX (BENEFIT) PROVISION                                                                (37,230)        224,913
                                                                                        -------------    ------------
           Net loss                                                                      $   (231,567)    $  (448,383)
                                                                                        =============    ============

BASIC AND DILUTED LOSS PER SHARE                                                         $      (0.04)    $     (0.09)
                                                                                        =============    ============
WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED PER SHARE COMPUTATION
                                                                                            5,818,395       4,960,749
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

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

                                AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY

                 FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000



                                                             Common Stock
                                                         ----------------------     Paid-In         Retained
                                                          Shares        Amount      Capital         Earnings
                                                         ---------    ---------    -----------     ---------
BALANCE, October 31, 1999                                4,855,950    $ 485,595   $    771,471     $(188,934)


   Shares issued                                           354,250       35,425        224,575             -
   Shares repurchased                                     (136,250)     (13,625)      (111,599)            -
   Shares earned and released by ESOP                            -            -        738,106             -
   Effect of acquisition as described in Note 2            760,000       76,000      1,341,967             -
   Net loss                                                      -            -              -      (448,383)
                                                         ---------    ---------    -----------     ---------
BALANCE, October 31, 2000                                5,833,950      583,395      2,964,520      (637,317)

   Foreign currency translation                                  -            -              -             -
   Effect of acquisitions as described in Note 2           334,304       33,430        490,123             -
   Net loss                                                      -            -              -      (231,567)
                                                         ---------    ---------    -----------     ---------
BALANCE, October 31, 2001                                6,168,254    $ 616,825    $ 3,454,643     $(868,884)
                                                         =========    =========    ===========     =========





                                                                                                Accumulated
                                                             Treasury Stock                       Other
                                                         --------------------    Unearned      Comprehensive
                                                         Shares       Amount    ESOP Shares       Income            Total
                                                         -------    ---------  ------------    -------------     ------------
BALANCE, October 31, 1999                                      -    $       -     $(254,250)       $  -          $    813,882
                                                                            -

   Shares issued                                               -            -             -           -               260,000
   Shares repurchased                                          -            -             -           -              (125,224)
   Shares earned and released by ESOP                          -            -       254,250           -               992,356
   Effect of acquisition as described in Note 2          141,723     (611,958)            -           -               806,009
   Net loss                                                    -            -             -           -              (448,383)
                                                         -------    ---------  ------------        ----           -----------
BALANCE, October 31, 2000                                141,723     (611,958)            -           -             2,298,640

   Foreign currency translation                                -            -             -          78                    78
   Effect of acquisitions as described in Note 2               -            -             -           -               523,553
   Net loss                                                    -            -             -           -              (231,567)
                                                         -------    ---------  ------------        ----           -----------
BALANCE, October 31, 2001                                141,723    $(611,958) $          -        $ 78           $ 2,590,704
                                                         =======    =========  ============        ====           ===========





  The accompanying notes are an integral part of these consolidated statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000



                                                                                         2001           2000
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $  (231,567)   $  (448,383)
                                                                                     -----------    -----------
   Adjustments to reconcile net loss to net cash from operating activities, net of effects of acquisitions as described in Note 2-
       Depreciation and amortization                                                     535,598        268,311
       Loss on sale of property and equipment                                                 --            185
       Deferred income taxes                                                             (69,262)        40,245
       Bad debt provision                                                                194,134        145,237
       Shares earned and released by ESOP                                                     --        992,356
       Contributions to ESOP, net of interest                                                 --       (254,250)
       (Increase) decrease in assets-
         Accounts receivable                                                             292,006      3,013,181
         Other current assets                                                            303,019       (677,372)
         Other assets                                                                    (29,644)        49,897
       Increase (decrease) in liabilities-
         Accounts payable                                                             (1,079,034)    (1,274,549)
         Accrued expenses                                                                590,965       (265,314)
         Other long-term liabilities                                                    (668,928)       (44,353)
                                                                                     -----------    -----------
           Total adjustments                                                              68,854      1,993,574
                                                                                     -----------    -----------
           Net cash from operating activities                                           (162,713)     1,545,191
                                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (120,044)      (139,713)
   Purchase of 12% interest in CIB (see Note 2)                                         (156,629)            --
   Cost of acquired companies, net of cash received                                   (1,155,293)      (390,000)
                                                                                     -----------    -----------
           Net cash from investing activities                                         (1,431,966)      (529,713)
                                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                           (102,158)       (61,985)
   Repurchases of common stock                                                                --       (125,224)
   Proceeds from issuance of short-term borrowings                                     2,225,328      1,350,000
   Payments of short-term borrowings                                                    (875,000)      (800,000)
   Proceeds from issuance of common stock                                                     --        260,000
                                                                                     -----------    -----------
           Net cash from financing activities                                          1,248,170        622,791
                                                                                     -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH                                                             317             --
                                                                                     -----------    -----------
           Net (decrease) increase in cash and cash equivalents                         (346,192)     1,638,269

CASH AND CASH EQUIVALENTS, beginning of year                                           2,177,052        538,783
                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                               $ 1,830,860    $ 2,177,052
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

                            OCTOBER 31, 2001 AND 2000


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kupper Parker Communications, Incorporated and its wholly owned subsidiaries (collectively the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year ends on October 31. References to years refer to fiscal years rather than calendar years.

Nature of Operations

The Company is an advertising and marketing communications business. The Company provides professional promotion services, advertising services, public relations services, direct marketing services and interactive services through various forms of media including television, radio, print and the internet. In addition to its headquarters in St. Louis, Missouri, the Company has satellite offices located in Melville, New York; Stamford, Connecticut; Boston, Massachusetts; Chicago, Illinois; London, England; Kansas City, Missouri; New Orleans, Louisiana; Nashville and Memphis, Tennessee; and Louisville, Kentucky. The Company operates in only one segment.

Accounting Pronouncements Not Yet Adopted

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will adopt SFAS No. 144 in 2003. Adoption of SFAS No. 144 is not expected to impact the Company's consolidated financial position or results of operations.

Business Combinations

The Company has applied the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 (APB No. 16), "Business Combinations," to all business acquisition transactions that were consummated prior to July 1, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

Use of Estimates

The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

The Company earns substantially all of its revenues from fees for services performed, the production of advertisements and from commissions for the placement of advertisements in various media. Revenues are recorded net of expenditures billed to clients for the placement of advertisements. Accounts receivable and accounts payable are recorded gross of these billings and related expenditures, respectively. Revenue is realized when the service is performed or the media placement appears, in accordance with the terms of the contractual arrangement, and collection is reasonably assured. Salaries and other agency costs are charged to expense at the time incurred.

Cash Equivalents

For purposes of balance sheet and statement of cash flow presentation, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. The Company computes depreciation and amortization using the straight-line method over the estimated useful life of the related asset as follows:

      Equipment                  3-5 years
      Furniture and fixtures     5-7 years
      Leasehold improvements     Lease term or useful life, whichever is shorter

Goodwill and Other Intangibles

The Company has recorded goodwill and other intangible assets of $5,811,108 and $320,000, and $2,669,883 and $0, at October 31, 2001 and 2000, respectively.
Other intangible assets are comprised of noncontractual customer relationships of $185,000 and a trade name of $135,000 at October 31, 2001. The Company amortizes goodwill arising from business combinations consummated prior to July 1, 2001, over periods from 10-20 years. The Company does not amortize goodwill arising from business combinations completed after June 30, 2001, in accordance with SFAS No. 142. Other intangible assets are amortized over three years. Amortization of goodwill and other intangibles using the straight-line method amounted to $176,035 and $32,828 in 2001 and 2000, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred compensation approximate fair value because of the short maturity of those instruments. At October 31, 2001 and 2000, the Company estimates that the fair value of its long-term debt is not materially different from its financial statement carrying value. The fair value of long-term debt was estimated using quoted market prices or discounted future cash flows.

Stock Options

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Impairment of Assets

The Company applies the provisions of SFAS No. 121 to goodwill and all other long-lived assets. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the assets over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Foreign Currency Translation

CGT's functional currency is the British pound. The Company accounts for foreign currency translation in accordance with SFAS No. 52. The cumulative effect of this method is reflected as accumulated other comprehensive income in stockholders' equity.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

Comprehensive Income

The Company classifies its accumulated other comprehensive income, which is comprised solely of cumulative foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for 2001 and 2000 is as follows:

                                                           2001          2000
                                                        ----------    ----------
     Net income (loss)                                  $(231,567)    $(448,383)
     Foreign currency translation                              78             -
                                                        ---------     ---------
                Comprehensive income (loss)             $(231,489)    $(448,383)
                                                        =========     =========

2.  ACQUISITIONS:

Effective September 29, 2000, Greenstone Roberts Advertising, Inc. (Greenstone), legally acquired all of the outstanding common stock of Kupper Parker Communications, Incorporated (Kupper Parker) by exchanging 5,073,950 newly issued shares of common stock for all of the 931 outstanding shares of common stock of Kupper Parker. The resulting exchange ratio was 5,450 shares of Greenstone common stock to 1 share of Kupper Parker common stock. In connection with the acquisition, the Company bought back 300,000 shares of common stock from Greenstone's original stockholders for $1,350,000 and changed its name to Kupper Parker Communications, Incorporated. As a result of these transactions, the former stockholders of Kupper Parker assumed ownership of approximately 89% of the outstanding common stock of Greenstone.

Although Greenstone was the legal acquirer, Kupper Parker was the acquirer for accounting purposes because the former Kupper Parker stockholders obtained a controlling voting interest in Greenstone as a result of this "reverse acquisition." The purchase price consisted of $1,350,000 in cash, excluding cash acquired of $1,118,000, $806,000 of stock and $158,000 of acquisition costs. The acquisition was accounted for using the purchase method of accounting whereby the purchase price of $2.3 million was allocated to the assets acquired and liabilities assumed based on their relative fair values totaling $1.2 million and amounts assigned to other long-term liabilities related to employment agreements with several former Greenstone employees of approximately $1.4 million. Goodwill of approximately $2.5 million was recorded representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed and is being amortized over 20 years. During 2001, the Company finalized the allocation of the purchase price by increasing goodwill and the deferred tax valuation allowance each by $183,000.

The accompanying consolidated financial statements include the results of operations of Greenstone from the date of acquisition. Because Greenstone is the legal acquirer, the accompanying consolidated financial statements include amounts related to the legally issued shares of common stock and treasury stock of Greenstone. As such, common stock, treasury stock, paid-in capital, stock option information and earnings (loss) per share have been retroactively restated to reflect the exchange ratio established in the transaction for all periods presented.

In November 2000, the Company acquired all of the outstanding capital stock of Chameleon Design, Inc. (Chameleon), a Missouri corporation that specializes in interactive design and development in exchange for 62,000 shares of its common stock. Under the terms of the acquisition agreement, the Company has subsequently issued an additional 30,840 shares of its common stock to the former Chameleon shareholders because Chameleon met its revenue target in 2001. The Company is obligated to issue an additional 30,840 shares of its common stock to the former Chameleon shareholders if Chameleon meets its revenue targets for 2002. To date, the total purchase price paid by the Company is $200,552, consisting of $185,840 in common stock and $14,712 in third-party costs incurred in connection with this acquisition. At the date of acquisition, Chameleon had net liabilities of $2,453, consisting of accounts receivable of $33,212 and accounts payable and accrued liabilities of $35,665. The excess of purchase price over the fair value of assets acquired of $203,005, which is nondeductible for tax purposes, has been assigned to goodwill and is being amortized over ten years.

In November 2000, the Company purchased a 12% interest in The Communications in Business Group Limited (CIB), a London-based communications agency for $156,629. This investment is being accounted for under the cost method and is included in other assets on the consolidated balance sheet.

In February 2001, the Company acquired all of the outstanding shares of CGT (UK) Limited (CGT), a London-based strategic marketing communications agency, in exchange for $475,000 in cash and 70,000 shares of its common stock. Under the terms of the acquisition agreement, the Company has subsequently issued an additional 171,464 shares of its common stock to the former CGT shareholders because CGT met its pretax income target in 2001. The Company is obligated to issue up to an additional 250,000 shares of its common stock to the former CGT shareholders if CGT achieves pretax earnings of $250,000 for 2002.

To date, the total purchase price paid by the Company for CGT is $877,367, consisting of $475,000 in cash, $337,714 in common stock and $64,653 in third-party costs incurred in connection with this acquisition. At the date of acquisition, CGT had net assets of $377,296, consisting of cash of $141,851, accounts receivable of $279,151, prepaid expenses of $54,354, property and equipment of $58,261, and accounts payable and accrued liabilities of $156,321. The excess of purchase price over the fair value of assets acquired of $500,071, which is nondeductible for tax purposes, has been assigned to goodwill and is being amortized over 20 years.

In October 2001, the Company acquired all of the outstanding shares of Christopher Thomas Associates, Inc. (Christopher Thomas), a strategic marketing communications agency with offices in Melville, New York, Stamford, Connecticut and Boston Massachusetts in exchange for $1,450,000 in cash and a noninterest bearing note payable to the former shareholders of Christopher Thomas for eight quarterly payments of $75,000. Under the terms of the acquisition agreement, the Company is obligated to pay $550,000 and $450,000 in cash to the former shareholders of Christopher Thomas if Christopher Thomas meets its revenue targets for 2002 and 2003, respectively. To date, the total purchase price paid by the Company is $2,039,605, consisting of $1,450,000 in cash, the noninterest bearing note payable with a present value of $561,444 (a 6% rate of interest was used to discount the note payable) and $28,161 in third-party costs incurred in connection with this acquisition. At the date of acquisition, Christopher Thomas had net liabilities of $674,602, consisting of cash of $735,382, accounts receivable of $3,165,839, prepaid expenses of $210,887, property and equipment of $238,236, other noncurrent assets of $25,793, accounts payable and accrued liabilities of $4,989,501, and long-term debt of $61,238. The excess of purchase price over the fair value of assets acquired was $2,714,207. Of this amount, $185,000 and $135,000 have been assigned to intangible assets for noncontractual customer relationships and trade name which have been determined to have lives of three years for financial statement amortization purposes; the residual excess of purchase price over the fair value of assets acquired of $2,394,207 has been assigned to goodwill and will not be amortized for financial statement purposes in accordance with SFAS No. 142. The amounts assigned to intangible assets are deductible for tax purposes over a 15 year life. The amount assigned to goodwill is not deductible for tax purposes.

The following information reflects unaudited pro forma operating results for the years ended October 31, 2001 and 2000, assuming that these acquisitions were consummated on November 1, 1999.

                                                       2001            2000
                                                    -----------    -------------
     Revenues                                       $18,553,207    $20,304,923
     Loss before taxes                                 (384,593)    (2,130,253)
     Net loss                                          (305,219)    (2,332,123)
     Basic and diluted net loss per share                 (0.05)         (0.42)

The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had these acquisitions occurred on November 1, 1999, or which may result in the future. The pro forma financial information includes goodwill amortization for business combinations made prior to July 1, 2001, and amortization of other intangible assets with definite lives for business combinations made after June 30, 2001.

3.  RESERVE FOR BAD DEBTS:

Changes in the Company's reserve for bad debts for 2001 and 2000, were as follows:

                                                  Provision for     Write-Offs,
                 Balance at                         Doubtful          Net of        Balance at
Year          Beginning of Year    Acquisitions      Accounts        Recoveries     End of Year
----          -----------------    ------------   -------------     -----------     -----------
2001             $208,355           $105,443        $194,134        $  (90,056)      $417,876
2000               95,000            135,000         145,237          (166,882)       208,355

4.  OTHER CURRENT ASSETS:

At October 31, 2001 and 2000, other current assets consisted of:

                                                                                      2001            2000
                                                                                  -----------     -----------
     Expenditures billable to clients                                             $   622,037     $   903,667
     Deferred income taxes                                                             35,784          93,296
     Prepaid expenses and other                                                       450,046         271,477
                                                                                  -----------     -----------
                                                                                  $ 1,107,867     $ 1,268,440
                                                                                  ===========     ===========

5.  PROPERTY AND EQUIPMENT, net:

At October 31, 2001 and 2000, property and equipment, net, consisted of:

                                                                                     2001             2000
                                                                                  -----------    ------------
     Equipment                                                                    $ 1,298,395    $    937,162
     Furniture and fixtures                                                           918,574         896,957
     Leasehold improvements                                                           317,975         284,523
                                                                                  -----------    ------------
                                                                                    2,534,944       2,118,642

     Less-  Accumulated depreciation and amortization                              (1,332,045)       (972,482)
                                                                                  -----------    ------------
                                                                                  $ 1,202,899    $  1,146,160
                                                                                  ===========    ============

Depreciation and amortization expense of property and equipment totaled $359,563 and $235,483 during 2001 and 2000, respectively.

6.  ACCRUED EXPENSES:

At October 31, 2001 and 2000, accrued expenses consisted of:


                                                                                         2001          2000
                                                                                     -----------    ---------
     Current portion of deferred compensation                                        $   681,175    $ 227,281
     Accrued lease expense                                                               447,837      188,922
     Accrued commissions and bonuses                                                     216,902      267,620
     Other accrued expenses                                                              627,346      213,331
                                                                                     -----------    ---------
                                                                                     $ 1,973,260    $ 897,154
                                                                                     ===========    =========

7.  LINE-OF-CREDIT AND LONG-TERM DEBT:

In September 2000, the Company borrowed $1,350,000 from a bank with a two-month maturity to finance the acquisition of Greenstone. The Company paid off $800,000 of this loan in October 2000 and the balance of $550,000 in November 2000.

The Company has a $1,000,000 revolving line-of-credit with a bank. Borrowings under this agreement are secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement is payable monthly at a rate of prime less 0.5% (5.0% at October 31, 2001). This line-of-credit expires on May 20, 2002. The outstanding balance of this line of credit is $400,000 and $-0- at October 31, 2001 and 2000, respectively.

In October 2001, the Company borrowed $1,500,328 from a bank with a six-month maturity to finance the acquisition of Christopher Thomas. Borrowings under this short-term borrowing arrangement are secured by accounts receivable and the assignment of $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on borrowings under this arrangement are payable monthly at the prime rate (5.5% at October 31, 2001).

At October 31, 2001 and 2000, long-term debt consisted of:

                                                                        2001         2000
                                                                      ---------    ---------
    Note payable to former Christopher Thomas shareholders (Note 2)   $ 564,251    $    --
    Subordinated debt                                                   129,188      230,965
    5.5% note payable                                                    60,858         --
                                                                      ---------    ---------
                                                                        754,297      230,965

    Less-  Current maturities                                          (365,073)     (64,572)
                                                                      ---------    ---------
                                                                      $ 389,224    $ 166,393
                                                                      =========    =========

Scheduled maturities of long-term debt are $365,073, $337,494, $4,564, $4,564 and $4,564 in 2002, 2003, 2004, 2005 and 2006, respectively.

The terms of the subordinated promissory note call for 120 equal monthly payments of principal and interest of $6,217 at a 6.1% interest rate.

The terms of the 5.5% note payable call for 180 monthly payments of $380 in principle together with interest on the unpaid balance of the loan at the annual rate of 5.5%.

8.  CONTINGENCIES:

The Company is involved in various claims and legal actions incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate outcome will not have material effect on the Company's results of operations or financial position.

9.  STOCK OPTIONS:

The Company grants stock options to certain employees and directors. Options have vesting periods that range from immediate vesting at the date of grant to a period of one year after the date of grant. Options are generally exercisable up to six years after the date of grant. Exercise prices range from $0.0002 to $2.75 for options outstanding at October 31, 2001. The weighted average remaining contractual life for options outstanding at October 31, 2001, was 4.7 years.

A summary of the status of the Company's stock options for 2001 and 2000 and changes during the years then ended is presented in the table below:

                                                        2001                               2000
                                            ----------------------------        ---------------------------
                                                        Weighted Average                   Weighted Average
                                             Shares      Exercise Price         Shares      Exercise Price
                                            -------    -----------------        ------     ----------------
     Outstanding at beginning of year       274,600         $0.7018             185,300         $0.0002
     Granted                                 50,000          1.0500                -               -
     Assumed in acquisition (see Note 2)        -               -                89,300         $2.1578
     Lapsed/canceled                         (3,300)         1.9417                -
                                            --------                            -------
                                            321,300         $0.7433             274,600         $0.7018
                                            =======                             =======
     Options exercisable at end of year
                                            271,300         $0.7018             247,850         $0.5340
                                            =======                             =======
     Options available for future grant
                                            328,700                                -
                                            =======                             =======
     Weighted average fair value for
       options granted during the year
                                            $  0.68                             $  -
                                             ======                             =======

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company granted 50,000 options in 2001 and none in 2000. The following assumptions were used in determining the fair value of options granted in 2001: risk-free interest rate of 3.88%; expected dividend yield of zero; volatility of 69.27%; and expected life of six years. If the Company had adopted the provisions of SFAS No. 123, the impact on reported net loss for 2001 and 2000 would be to increase the net loss by $13,275 and $11,969, respectively. Basic and diluted loss per share for 2001 and 2000 would not have changed.

10.  RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS:

The Company has two 401(k) plans and had an employee stock ownership plan. The Company's annual contribution to the 401(k) plans are discretionary, but may not exceed the amount permitted as deductible expense under the Internal Revenue Code. During 2001 and 2000, the Company did not make a contribution to these plans.

During 1994, the Company established a leveraged Employee Stock Ownership Plan ("ESOP") covering all employees who meet minimum age and length of service requirements. Under the terms of the plan, the Company made cash contributions for an amount no less than the required related debt service. The ESOP shares were initially pledged as collateral for its debt. Shares were released from collateral and allocated to participants, based on the portion of debt service paid, as the related debt was repaid. The Company accounted for its ESOP in accordance with SOP 93-6. The Company recorded, as compensation expense, the fair value, as determined in the independent stock valuation report, of shares released to participants, and the shares became outstanding for earnings-per-share computations. During 2000, the

Company terminated the ESOP and paid off the related debt. During 2000, the Company made cash contributions of $265,828 to the ESOP and recorded related compensation and interest expense of $992,356. Following is a summary of the ESOP shares at October 31, 2000:

          Allocated shares                                                                     2,201,800
          Shares allocated during year                                                           468,700
          Unreleased shares                                                                            -
                                                                                               ---------
                     Total ESOP shares                                                         2,670,500
                                                                                               =========

          Fair value of unreleased shares                                                      $       -
                                                                                               =========


11.  LEASE OBLIGATIONS:

The Company leases all of its office facilities under operating leases. Rental expense on these leases was $1,275,387 in 2001 and $844,205 in 2000.

The future minimum rental obligations for these leases are as follows:

               Year                                                                             Amount
           -------------                                                                      ----------
           2002                                                                               $1,279,986
           2003                                                                                1,217,470
           2004                                                                                1,077,364
           2005                                                                                1,048,292
           2006                                                                                  988,143
           Thereafter                                                                          2,692,926

12.  FEDERAL AND STATE INCOME TAXES:

In connection with the acquisition of Greenstone described in Note 2, the Company acquired net operating loss carryforwards originating from operating losses previously incurred at Greenstone. Due to the change in control that occurred as a result of the acquisition, the Internal Revenue Code established certain annual limitations on the amount of these net operating loss carryforwards that can be used by the Company to reduce its taxable income in any one given year. This annual limitation is approximately $138,000. These federal and state carryforwards expire in various years starting in 2012 through 2021.

Valuation allowances are established, based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been recorded for deferred tax assets related to the acquisitions of Greenstone and Christopher Thomas. If future tax benefits are recognized through the reduction of the valuation allowance, such benefits will reduce goodwill.

The components of pretax income (loss) were as follows:

                                                                                         2001         2000
                                                                                       ---------    ---------
     United States                                                                     $(431,910)   $(223,470)
     Foreign                                                                             163,113            -
                                                                                       ---------    ---------
                                                                                       $(268,797)   $(223,470)
                                                                                       =========    =========

The income tax provision consisted of the following:

                                                                 2001              2000
                                                              ---------        ---------
     Currently payable:
       Federal                                                $    --          $ 145,180
       State                                                       --             39,488
       Foreign                                                   32,062             --
                                                              ---------        ---------
                                                                 32,062          184,668
                                                              ---------        ---------
     Deferred:
       Federal                                                  (53,544)          31,033
       State                                                    (15,748)           9,212
                                                              ---------        ---------
                                                                (69,292)          40,245
                                                              ---------        ---------
                                                              $ (37,230)       $ 224,913
                                                              =========        =========

The tax effect of significant temporary differences representing deferred tax assets (liabilities) as of October 31, 2001 and 2000, were as follows:

                                                                  2001          2000
                                                               -----------  -----------
     Current deferred:
       Reserve for bad debts                                   $   239,483  $    81,302
       Charitable contribution carryover                            35,086       23,231
       Accrued lease expense                                        60,000         --
       Other                                                         2,146       11,994
       Valuation allowance                                        (300,931)     (23,231)
                                                               -----------  -----------
                                                               $    35,784  $    93,296
                                                               ===========  ===========


                                                                   2001         2000
                                                               -----------  -----------
     Long-term deferred:
       Net operating loss carryforwards                        $ 1,252,610  $ 1,285,852
       Accrued lease expense                                       149,699         --
       Deferred compensation                                       505,408      591,422
       Goodwill                                                    210,327      168,533
       Compensation expense related to stock options                44,961       44,961
       Property and equipment                                     (122,582)     (88,016)
       Valuation allowance                                      (1,928,184)  (1,872,883)
                                                               -----------  -----------
                                                               $   112,239  $   129,869
                                                               ===========  ===========

The reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

                                                                  2001          2000
                                                                --------     ---------
     Provision for federal income taxes at the statutory rate   $(91,391)    $ (75,980)
     State taxes, net of federal tax benefit                     (10,394)       32,141
     Impact of foreign operations                                (23,395)            -
     Impact of nondeductible ESOP compensation expense                 -       250,956
     Impact of nondeductible goodwill amortization                59,852        11,162
     Nondeductible travel and entertainment                       22,506         5,739
     Other                                                         5,592           895
                                                                --------     ---------
                                                                $(37,230)    $ 224,913
                                                                ========     =========

13.  SUPPLEMENTAL CASH FLOW DATA:

Interest and income taxes paid in 2001 and 2000 were as follows:

                                                              2001           2000
                                                            -------        ----------
     Interest                                               $51,713        $  48,256
     Income taxes                                            49,674          194,415

Noncash transactions in investing activities in 2001 and 2000 were as follows:

                                                                  2001             2000
                                                                 -------        ----------
                                                                     --               --
     Common stock issued in business acquisitions (see Note 2)  $523,553         $806,009

14.  GEOGRAPHIC AREAS:

Revenue and long-lived assets are presented below by major geographic areas:

                                                          2001             2000
                                                      -------------    -------------
     Revenue:
       United States                                   $ 12,979,457     $ 12,033,040
       United Kingdom                                       687,378                -
                                                      -------------    -------------
                Total                                  $ 13,666,835     $ 12,033,040
                                                      =============    =============
     Long-Lived Assets:
       United States                                  $   7,072,722    $   4,072,715
       United Kingdom                                       702,457                -
                                                      -------------    -------------
                Total                                 $   7,775,179    $   4,072,715
                                                      =============    =============

Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets and other assets are allocated based upon the location of the related operation.

15.  RELATED PARTY TRANSACTIONS:

A member of the Company's Board of Directors is the Chairman and Chief Executive Officer of the bank with which the Company had short-term borrowings outstanding at October 31, 2001 and 2000, of $1,900,328 and $550,000, respectively. Interest expense related to these borrowings during 2001 and 2000 totaled $38,383 and $8,999, respectively. The Company provided certain advertising and other communications services to this bank during 2001 and 2000 generating revenues of $61,482 and $98,761, respectively. Included in accounts receivable at October 31, 2001 and 2000, was $2,500 and $33,502, respectively, due from this bank.

A member of the Company's Board of Directors is affiliated with an insurance brokerage firm that provided the Company with certain insurance brokerage services totaling $53,157 and $40,311 during 2001 and 2000, respectively. Included in accounts payable at October 31, 2001 and 2000, was $-0- and $611, respectively, due to this brokerage firm.

Management believes that all related party transactions were made on terms no less favorable than those that either party could have obtained from an unaffiliated third party.

16.  SUBSEQUENT EVENT:

Subsequent to October 31, 2001, the Company aborted a private placement securities offering that was initiated during 2001 and recognized a charge of $160,562 in 2002 to write off equity issuance costs capitalized at October 31, 2001.