Form 10QSB
period 2002-01-31
KUPPER PARKER COMMUNICATIONS INC
filed 2002-03-15
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,026,531 shares of Common Stock, par value $0.01.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                                          Page Number
                                                                                          -----------
Item 1.                  Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         January 31, 2002 (Unaudited) and October 31, 2001                       3

                         Condensed Consolidated Statements of Operations for
                         the three months ended January 31, 2002 and 2001
                         (Unaudited)                                                             4

                         Condensed Consolidated Statements of Cash Flows for
                         the three months ended January 31, 2002 and 2001                        5
                         (Unaudited)

                         Notes to Condensed Consolidated Financial Statements                    6
                         (Unaudited)

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition or Plan of Operation                                          8

                           PART II - OTHER INFORMATION


Item 6.                  Exhibits and Reports on Form 8-K                                       12

                         Signatures                                                             12

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)

                                                                             January 31,         October 31,
                                                                                2002                2001
                                                                                ----                ----

ASSETS
    Current Assets
       Cash and cash equivalents                                             $  1,492,861       $  1,830,860
       Accounts receivable, net of allowance for bad debts
of $420,800 and $417,876                                                        6,793,778         10,039,151
       Other current assets                                                       643,034          1,107,867
                                                                             ------------       ------------
       Total Current Assets                                                     8,929,673         12,977,878
                                                                             ------------       ------------

        Property and equipment, net of accumulated depreciation
          and amortization of $1,438,593 and $1,332,045                         1,105,434          1,202,899
        Goodwill and other intangibles, net of accumulated amortization
          of $465,631 and $388,323                                              6,073,462          6,131,108
        Other assets                                                              441,443            441,172
                                                                             ------------       ------------
Total Assets                                                                 $ 16,550,012       $ 20,753,057
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                                 $    373,162       $    365,073
        Short-term bank borrowings                                              1,700,328          1,900,328
        Accounts payable                                                       10,005,420         12,899,867
        Accrued expenses                                                        1,527,998          1,973,260
                                                                             ------------       ------------
Total Current Liabilities                                                      13,606,908         17,138,528
                                                                             ------------       ------------

    Long-term Liabilities
         Long-term debt, less current maturities                                  295,993            389,224
         Other long-term liabilities                                              598,516            634,601
                                                                             ------------       ------------
Total Long-term Liabilities                                                       894,509          1,023,825
                                                                             ------------       ------------

Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares
authorized;  6,168,254 shares issued                                              616,825            616,825
        Paid-in capital                                                         3,454,643          3,454,643
        Retained earnings                                                      (1,397,197)          (868,884)
        Treasury stock, at average cost; 141,723 shares                          (611,958)          (611,958)
        Accumulated other comprehensive income                                    (13,718)                78
                                                                             ------------       ------------
Total Shareholders' Equity                                                      2,048,595          2,590,704
                                                                             ------------       ------------

Total Liabilities and Shareholders' Equity                                   $ 16,550,012       $ 20,753,057
                                                                             ============       ============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                    FOR THE THREE MONTHS ENDED JANUARY 31,
                                    --------------------------------------

                                        2002                      2001
                                        ----                      ----
REVENUES                             $ 3,722,319               $ 3,553,395
                                     -----------               -----------

OPERATING EXPENSES:
       Salaries and Benefits           3,051,532                 2,617,528
       Office and General              1,007,374                   845,372
       Unusual Items                     162,791                        --
                                     -----------               -----------

       Total Operating Expenses        4,221,697                 3,462,900
                                     -----------               -----------

       Operating Income (Loss)          (499,378)                   90,495

OTHER INCOME (EXPENSE):
       Interest income                     7,757                    30,456
       Interest expense                  (36,692)                  (12,732)
                                     -----------               -----------
                                         (28,935)                   17,724
                                     -----------               -----------

       Pretax Income (Loss)             (528,313)                  108,219

PROVISION FOR TAXES                           --                    61,463
                                     -----------               -----------

NET INCOME (LOSS)                    $  (528,313)              $    46,756
                                     ===========               ===========

EARNINGS PER SHARE

        Basic                        $     (0.09)              $      0.01
                                     ===========               ===========
        Diluted                      $     (0.09)              $      0.01
                                     ===========               ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                     --------------------------------------
                                                                         2002                    2001
                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                    $  (528,313)            $    46,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization                                            184,060                 139,214
  Provision for bad debts                                                 18,315                  19,001
Changes in assets -- (increase) decrease
  Accounts receivable                                                  3,227,058                  79,483
  Other current assets                                                   464,833                 647,129
  Other assets                                                              (271)                 (5,046)
Changes in liabilities -- increase (decrease)
  Accounts payable                                                    (2,894,447)             (1,421,805)
  Accrued expenses                                                      (481,347)               (117,359)
  Other                                                                   (7,573)                (14,574)
                                                                     -----------             -----------
Net Cash Used In Operating Activities                                    (17,685)               (627,201)
                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                       (14,803)                (10,207)
Purchase of 12% interest in CiB                                               --                 (85,245)
Acquisition of Chameleon Design, Inc.                                         --                 (12,259)
                                                                     -----------             -----------
Net Cash Used In Investing Activities                                    (14,803)               (107,711)
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                               (93,231)                (52,981)
Payments of short-term bank borrowings                                  (200,000)               (550,000)
                                                                     -----------             -----------
Net Cash Used In Investing Activities                                   (293,231)               (602,981)
                                                                     -----------             -----------

Impact Of Foreign Currency Translation On Cash                           (12,280)                     --
                                                                     -----------             -----------

Net Decrease In Cash And Cash Equivalents                               (337,999)             (1,337,893)

Cash and cash equivalents, at beginning of year                        1,830,860               2,177,052
                                                                     -----------             -----------

Cash and cash equivalents, at end of period                          $ 1,492,861             $   839,159
                                                                     ===========             ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2002


1. These unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these unaudited interim financial statements be read in conjunction with the company's audited financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the company's Form 10-KSB for the fiscal year ended October 31, 2001. Results of operations for interim periods are not necessarily indicative of annual results.

2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

3. A reconciliation of shares used in calculating basic and diluted earnings per share for the three months ended January 31, 2002 and 2001 is as follows:

                                                                                      2002            2001
                                                                                      ----            ----
        Basic                                                                      6,026,531         5,754,277
        Effect of assumed conversion of employee stock options                           N/A           186,176
                                                                                         ---           -------
        Diluted                                                                    6,026,531         5,940,453
                                                                                 ===========         ---------

4. The Company classifies its accumulated other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three months ended January 31, 2002 and 2001 are as follows:

                                                                                    2002              2001
                                                                               ---------------    ------------
        Net income (loss)                                                           $(528,313)       $46,756
        Foreign currency translation                                                  (13,796)        --
                                                                               ---------------    ------------
        Comprehensive income (loss)                                                 $(542,109)       $46,756
                                                                               ===============    ============

5. Kupper Parker Communications, Incorporated ("Kupper Parker") completed the following purchase transactions since January 31, 2001:

                  - The acquisition of 100% of the outstanding stock of CGT (UK) Limited ("CGT"), a London-based strategic marketing communications agency, in exchange for $475,000 in cash and 70,000 shares of our Common Stock. Under the terms of the acquisition agreement, the Company will issue up to an additional 250,000 shares of our Common Stock to the former CGT shareholders if CGT meets certain pretax earnings targets. This transaction was completed on February 23, 2001 and the results of CGT are included in the Company's consolidated financial statements from that date.

                  - The acquisition of 100% of the common stock of Christopher Thomas Associates, Inc. The price consists of an initial cash payment of $1,450,000, eight quarterly cash payments of $75,000, and two cash earnout payments of $550,000 and $450,000 so long as the Christopher Thomas operations has revenues of at least $4,500,000 for the years ended December 31, 2001 and 2002, respectively. This transaction was completed on October 9, 2001 and the results of Christopher Thomas are included in the Company's consolidated financial statements from that date.

         Because the acquisition of CGT occurred prior to July 1, 2001, this business combination was accounted for as purchase transaction under APB Opinion No. 16, "Business Combinations". Goodwill arising from this business combination is being amortized over a twenty-year period.

         Because the acquisition of Christopher Thomas occurred after July 1, 2001, this business combination has been accounted for under SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangibles Assets", goodwill arising from this transaction will not be amortized but will be tested for impairment at least annually.


         The following information reflects unaudited pro forma operating results for the three months ended January 31, 2001 assuming that the acquisitions of CGT and Christopher Thomas were consummated on November 1, 2001.

                                                                                                   2001
                                                                                                   ----
        Revenues                                                                              $ 4,899,820
        Income before taxes                                                                        21,274
        Net loss                                                                                   (7,874)
        Basic and diluted net loss per share                                                        --

         The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisitions of CGT and Christopher Thomas occurred on November 1, 2000, or which may result in the future.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JANUARY 31, 2002

Revenues for the three months ended January 31, 2002 were $3,722,319, a 4.8% increase over revenues for the three months ended January 31, 2001 of $3,553,395. Revenues from existing operations decreased $1,121,547 or 31.6%, resulting from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States and Great Britain. The acquisitions of CGT (UK) Limited ("CGT") and Christopher Thomas Associates, Inc. ("Christopher Thomas") accounted for $1,290,471 of first quarter 2002 revenues.

Salaries and benefits expense increased $434,004 or 16.6% to $3,051,532. The acquisitions of CGT and Christopher Thomas accounted for $950,144 of first quarter 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined $516,140 or approximately 19.7% between years. During the first quarter of 2002, the Company ("Kupper Parker") severed 15 employees or approximately 9% of its workforce as it began to integrate the Christopher Thomas operations it recently acquired with its existing East Coast operations.

Office and general expenses increased $162,002 or 19.2% between years to $1,007,374. Approximately $282,000 of the increase in this category of expenses related to the previously-mentioned acquisitions. Office and general expense of existing operations declined approximately $120,000 or 14.2% between years due to the Company's continuing efforts to reduce overall operating expenses.

As previously announced, during fiscal 2001 the Company initiated a private placement securities offering to raise capital to finance its acquisition program. In December 2001, the Company aborted this offering due to unfavorable market conditions. As a result, the Company recognized a pre-tax charge of $162,791 to write off equity issuance costs capitalized at October 31, 2001. This charge is reflected on the line item "Unusual Items".

Interest income declined from $30,456 to $7,757 in the first quarter of 2002 principally due to the fact that the Company had less cash to invest in overnight interest-bearing securities in fiscal 2002. Interest expense increased from $12,732 in 2001 to $36,692 in 2002 as a result of debt incurred to fund the Company's acquisition program.

During the first quarter of 2002, the Company established a valuation reserve of $168,909 which was equal to its expected tax benefit for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2002, Kupper Parker's cash and cash equivalents totaled $1,492,861, compared to $1,830,860 at October 31, 2001. The decline in cash and cash equivalents is principally due to the fact that the Company paid down short-term and long-term debt by $293,231 in a quarter in which cash used by operations was $17,685.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $627,201 in the first three months of 2001 compared to $17,685 in 2002. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media. During the first quarter of 2002, Kupper Parker emphasized the collection of receivables particularly in its newly acquired companies, resulting in an improved relationship of accounts receivable to accounts payable.

Investing Activities: Cash used in investing activities was $14,803 in 2002 compared to $107,711 in 2001. The principal reason for this decrease is that the Company did not acquire any companies in the first quarter of 2002. During the first quarter of 2001, the Company acquired a 12% interest in a London-based agency, the Communications in Business Group Limited and all of the outstanding stock of Chameleon Design, Inc., a company that specializes in interactive design and development, resulting in net cash outlays of $97,504.

Financing Activities: During the first quarter of 2002, the Company repaid $200,000 of the total short-term borrowings of $1,900,328 that it owed at October 31, 2001. In addition, the Company paid $93,231 in scheduled long-term debt payments. At January 31, 2002, the Company was in compliance with all covenants and conditions related to its debt agreements. Kupper Parker's short-term bank borrowings arrangements are subject to annual renewals. Kupper Parker does not anticipate any difficulties in obtaining renewals of its short-term bank borrowing arrangements.


NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite- lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position. Goodwill amortization for the three months ended January 31, 2002 and 2001 was $49,879 and $41,516, respectively. Amortization of other intangibles for the three months ended January 31, 2002 and 2001 was $27,429 and $0, respectively.

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

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-QSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown, Terrorism, and Armed Conflict: The recent terrorist attacks and subsequent armed conflict and related events have resulted in reduced demand for the Company's advertising and marketing services. It is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If the Company continues to experience reduced operating revenues, it could negatively affect its ability to make expected capital expenditures and could also result in its inability to meet its obligations under its various financing agreements. These developments could also have a negative impact on the Company's financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

                           PART II - OTHER INFORMATION

ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on March 14, 2002.


                    Kupper Parker Communications, Incorporated



                    By: /s/ John J. Rezich
                       --------------------------
                            John J. Rezich
                        Chief Financial Officer