Form 10QSB
period 2002-04-30
KUPPER PARKER COMMUNICATIONS INC
filed 2002-06-20
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission file number: 000-17468

                                   ----------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No   .
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

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

In reliance on Release No. 34-45589 of the Securities Exchange Act of 1934, the unaudited financial statements contained herein have not been reviewed pursuant to Item 310(b) of Regulation S-B. A review of these financial statements will be performed in accordance with Item 310(b) of Regulation S-B in connection with Registrant's filing of its Form 10-QSB for the quarter ended July 31, 2002.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                         PART I - FINANCIAL INFORMATION

                                                                                          Page Number
                                                                                          -----------
Item 1.                  Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         April 30, 2002 (Unaudited) and October 31, 2001                         3

                         Condensed Consolidated Statements of Operations for
                         the three months ended April 30, 2002 and 2001
                         (Unaudited)                                                             4

                         Condensed Consolidated Statements of Operations for
                         the six months ended April 30, 2002 and 2001
                         (Unaudited)                                                             5

                         Condensed Consolidated Statements of Cash Flows for
                         the six months ended April 30, 2002 and 2001
                         (Unaudited)                                                             6

                         Notes to Condensed Consolidated Financial Statements                    7

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition or Plan of Operation                                          9

                                         PART II - OTHER INFORMATION

Item 4.                  Submission of Matters To a Vote of Security Holders                    13

Item 6.                  Exhibits and Reports on Form 8-K                                       13

                         Signatures                                                             14

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)         (Audited)

                                                                             April 30,        October 31,
                                                                               2002              2001
                                                                           ------------      ------------
ASSETS
    Current Assets
       Cash and cash equivalents                                           $    387,252      $  1,830,860
       Accounts receivable, net of allowance for bad debts
         of $382,406 and $417,876                                             7,715,123        10,039,151
       Other current assets                                                     647,302         1,107,867
                                                                           ------------      ------------
       Total Current Assets                                                   8,749,677        12,977,878
                                                                           ------------      ------------

       Property and equipment, net of accumulated depreciation and
         amortization of $1,540,247 and $1,332,045                            1,030,689         1,202,899
       Goodwill, net of accumulated amortization of
         $542,939 and $388,323                                                5,992,692         6,131,108
       Other assets                                                             441,781           441,172
                                                                           ------------      ------------
Total Assets                                                               $ 16,214,839      $ 20,753,057
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                               $    380,248      $    365,073
        Short-term bank borrowings                                            1,950,328         1,900,328
        Accounts payable                                                      9,739,191        12,899,867
        Accrued expenses                                                      1,649,380         1,973,260
                                                                           ------------      ------------
Total Current Liabilities                                                    13,719,147        17,138,528
                                                                           ------------      ------------

    Noncurrent Liabilities
         Long-term debt, less current maturities                                202,514           389,224
         Other long-term liabilities                                            576,763           634,601
                                                                           ------------      ------------
Total Noncurrent Liabilities                                                    779,277         1,023,825
                                                                           ------------      ------------
Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares authorized;
          6,168,254 shares issued                                               616,825           616,825
        Paid-in capital                                                       3,454,643         3,454,643
        Retained earnings                                                    (1,741,917)         (868,884)
        Treasury stock, at average cost; 141,723 shares                        (611,958)         (611,958)
        Cumulative translation adjustment                                        (1,178)               78
                                                                           ------------      ------------
Total Shareholders' Equity                                                    1,716,415         2,590,704
                                                                           ------------      ------------

Total Liabilities and Shareholders' Equity                                 $ 16,214,839      $ 20,753,057
                                                                           ============      ============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                 FOR THREE MONTHS ENDED APRIL 30,
                                                 --------------------------------

                                                     2002               2001
                                                  -----------        -----------
REVENUES                                          $ 3,429,550        $ 3,325,364
                                                  -----------        -----------

OPERATING EXPENSES:
       Salaries and Benefits                        2,760,786          2,591,942

       Office and General                             985,146            870,154
                                                  -----------        -----------

       Total Operating Expenses                     3,745,932          3,462,096
                                                  -----------        -----------

       Operating Income (Loss)                       (316,382)          (136,732)

OTHER INCOME (EXPENSE):
       Interest income                                  2,311             14,257
       Interest expense                               (30,649)           (19,319)
                                                  -----------        -----------
                                                      (28,338)            (5,062)
                                                  -----------        -----------

       Pretax Income (Loss)                          (344,720)          (141,794)

PROVISION FOR TAXES                                        --            (37,711)
                                                  -----------        -----------

NET INCOME (LOSS)                                 $  (344,720)       $  (104,083)
                                                  ===========        ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE       $     (0.06)       $     (0.02)
                                                  ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                            FOR SIX MONTHS ENDED APRIL 30,
                                                            ------------------------------

                                                               2002                2001
                                                           ------------        ------------
         REVENUES                                          $  7,151,869        $  6,878,759
                                                           ------------        ------------

         OPERATING EXPENSES:
                Salaries and Benefits                         5,812,318           5,209,470

                Office and General                            1,992,520           1,715,526

                Unusual Items                                   162,791                  --
                                                           ------------        ------------

                Total Operating Expenses                      7,967,629           6,924,996
                                                           ------------        ------------

                Operating Income (Loss)                        (815,760)            (46,237)

         OTHER INCOME (EXPENSE):
                Interest income                                  10,068              44,713
                Interest expense                                (67,341)            (32,051)
                                                           ------------        ------------
                                                                (57,273)             12,662
                                                           ------------        ------------

                Pretax Income (Loss)                           (873,033)            (33,575)

         PROVISION FOR TAXES                                         --              23,752
                                                           ------------        ------------

         NET INCOME (LOSS)                                 $   (873,033)       $    (57,327)
                                                           ============        ============

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE       $      (0.14)       $      (0.01)
                                                           ============        ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED APRIL 30,
                                                                        ----------------------------------

                                                                             2002                2001
                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                        $   (873,033)       $    (57,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization                                                 362,389             284,275
  Provision for bad debts                                                      36,890              46,137
Changes in assets - (increase) decrease
  Accounts receivable                                                       2,287,138           1,575,969
  Other current assets                                                        460,565             541,597
  Other assets                                                                   (609)             (5,046)
Changes in liabilities - increase (decrease)
  Accounts payable                                                         (3,160,676)         (3,055,911)
  Accrued expenses                                                           (381,718)           (222,215)
  Other                                                                         2,974             (39,213)
                                                                         ------------        ------------
Net Cash Provided by Operating Activities                                  (1,266,080)           (931,734)
                                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                            (39,893)            (65,924)
Purchase of 12% interest in CiB                                                    --            (153,973)
Acquisition of Chameleon Design, Inc.                                              --             (12,259)
Acquisition of CGT                                                                 --            (368,343)
                                                                         ------------        ------------
Net Cash Used By Investing Activities                                         (39,893)           (600,499)
                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                   (186,710)            (69,000)
Proceeds from short-term bank borrowings                                      250,000             725,000
Payments of short-term bank borrowings                                       (200,000)           (550,000)
                                                                         ------------        ------------
Net Cash Provided (Used) by Investing Activities                             (136,710)            106,000
                                                                         ------------        ------------

Impact of foreign currency on cash                                               (925)             (6,451)
                                                                         ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                       (1,443,608)         (1,432,684)

Cash and cash equivalents, at beginning of period                           1,830,860           2,177,052
                                                                         ------------        ------------

Cash and cash equivalents, at end of period                              $    387,252        $    744,368
                                                                         ============        ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


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

3. The Company classifies its other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three- and six-month periods ended April 30, 2002 and 2001 are as follows:

                                               Three Months Ended         Six Months Ended
                                                    April 30,                 April 30,
                                            -----------------------   -----------------------
                                               2002         2001         2002         2001
                                            ----------   ----------   ----------   ----------
        Net income (loss)                   $ (344,720)  $ (104,083)  $ (873,033)  $  (57,327)
        Foreign currency translation            12,540       (7,646)      (1,256)      (7,646)
                                            ----------   ----------   ----------   ----------
        Comprehensive income (loss)         $ (332,180)  $ (111,729)  $ (874,289)  $  (64,973)
                                            ==========   ==========   ==========   ==========

4. A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

                                               Three Months Ended         Six Months Ended
                                                    April 30,                 April 30,
                                            -----------------------   -----------------------
                                               2002         2001         2002         2001
                                            ----------   ----------   ----------   ----------
        Basic                                6,026,531    5,802,205    6,026,531    5,777,818
        Effect of assumed conversion of
        employee stock options                     N/A          N/A          N/A          N/A
                                            ----------   ----------   ----------   ----------
        Diluted                              6,026,531    5,802,205    6,026,531    5,777,818
                                            ==========   ==========   ==========   ==========

5. Kupper Parker Communications, Incorporated ("Kupper Parker") completed the following purchase transactions during fiscal 2001 and 2002:

               o The acquisition of 100% of the outstanding stock of CGT (UK) Limited ("CGT"), a London-based strategic marketing communications agency, in exchange for $475,000 in cash and 70,000 shares of our Common Stock. Under the terms of the acquisition agreement, the Company will issue up to an additional 250,000 shares of our Common Stock to the former CGT shareholders if CGT meets certain pretax earnings targets. This transaction was completed on February 23, 2001 and the results of CGT are included in the Company's consolidated financial statements from that date.

               o The acquisition of 100% of the common stock of Christopher Thomas Associates, Inc. The price consists of an initial cash payment of $1,450,000, eight quarterly cash payments of $75,000, and two cash earnout payments of $550,000 and $450,000 so long as the Christopher Thomas operations has revenues of at least $4,500,000 for the years ended December 31, 2001 and 2002, respectively. This transaction was completed on October 9, 2001 and the results of Christopher Thomas are included in the Company's consolidated financial statements from that date.

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

         The following information reflects unaudited pro forma operating results for the three and six months ended April 30, 2001 assuming that the acquisitions of CGT and Christopher Thomas were consummated on November 1, 2001.

                                                  Three Months   Six Months
                                                  ------------   ----------
        Revenues                                  $ 4,639,617    $9,539,437
        Income before taxes                           (78,625)      (57,351)
        Net loss                                      (65,365)      (73,239)
        Basic and diluted net loss per share      $     (0.01)   $    (0.01)

         The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisitions of CGT and Christopher Thomas occurred on November 1, 2000, or which may result in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2002

Revenues for the three months ended April 30, 2002 were $3,429,550, a 3.1% increase over revenues for the three months ended April 30, 2001 of $3,325,364. Revenues from existing operations decreased $968,993 or 29.1%, resulting from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States and Great Britain. The acquisition of Christopher Thomas Associates, Inc. ("Christopher Thomas") accounted for $1,073,179 of second quarter 2002 revenues.

Salaries and benefits expense increased $168,846 or 6.5% to $2,760,786. The acquisition of Christopher Thomas accounted for $683,859 of second quarter 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined $515,013 or approximately 19.9% between years. During the second quarter of 2002, the Company ("Kupper Parker") severed 19 employees or approximately 12% of its workforce as it continued to integrate the Christopher Thomas operations it recently acquired with its existing East Coast operations.

Office and general expenses increased $114,992 or 13.2% between years to $985,146. Approximately $217,000 of the increase in this category of expenses related to the previously-mentioned acquisition. Office and general expense of existing operations declined approximately $115,000 or 13.2% between years due to the Company's continuing efforts to reduce overall operating expenses.

Interest income declined from $14,257 to $2,311 in the second quarter of 2002 principally due to the fact that the Company had less cash to invest in overnight interest-bearing securities in fiscal 2002. Interest expense increased from $19,319 in 2001 to $30,649 in 2002 as a result of debt incurred to fund the Company's acquisition program.

During the second quarter of 2002, the Company established a valuation reserve of $82,085 which was equal to its expected tax benefit for the quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 2002

Revenues for the six months ended April 30, 2002 were $7,151,869, a 4.0% increase over revenues for the six months ended April 30, 2001 of $6,878,759. Revenues from existing operations decreased $2,090,540 or 30.4%, resulting from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States and Great Britain. The acquisitions of CGT (UK) Limited ("CGT") and Christopher Thomas accounted for $2,363,650 of fiscal 2002 revenues.

Salaries and benefits expense increased $602,848 or 11.6% to $5,812,318. The acquisitions of CGT and Christopher Thomas accounted for $1,634,002 of fiscal 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined $1,031,154 or approximately 19.8% between years. During the first six months of 2002, the Company ("Kupper Parker") severed 34 employees or approximately 20% of its workforce as it began to integrate the Christopher Thomas operations it recently acquired with its existing East Coast operations.

Office and general expenses increased $276,994 or 16.1% between years to $1,992,520. Approximately $499,000 of the increase in this category of expenses related to the previously-mentioned acquisitions. Office and general expense of existing operations declined approximately $222,000 or 12.9% between years due to the Company's continuing efforts to reduce overall operating expenses.

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

Interest income declined from $44,713 to $10,068 in the first six months of 2002 principally due to the fact that the Company had less cash to invest in overnight interest-bearing securities in fiscal 2002. Interest expense increased from $32,051 in 2001 to $67,341 in 2002 as a result of debt incurred to fund the Company's acquisition program.

During the first six months of 2002, the Company established a valuation reserve of $251,094 which was equal to its expected tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002, Kupper Parker's cash and cash equivalents totaled $387,252 compared to $1,830,860 at October 31, 2001. The decline in cash and cash equivalents is principally due to the fact that the Company recorded a loss in fiscal 2002 of $873,033 that was partially offset by improvements in collections of accounts receivable.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $931,734 in the first six months of 2001 compared to $1,266,080 in 2002. The increase in cash used by operations is principally due to the fact that the Company recorded a loss in fiscal 2002 of $873,033 that was partially offset by improvements in collections of accounts receivable. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media. During the first six months of 2002, Kupper Parker emphasized the collection of receivables particularly in its newly acquired companies, resulting in an improved relationship of accounts receivable to accounts payable.

Investing Activities: Cash used in investing activities was $39,893 in 2002 compared to $600,499 in 2001. The principal reason for this decrease is that the Company did not acquire any companies in the first six months of 2002. During the first six months of 2001, the Company acquired a 12% interest in a London-based agency, the Communications in Business Group Limited and all of the outstanding stock of Chameleon Design, Inc., a company that specializes in interactive design and development, resulting in net cash outlays of $534,575.

Financing Activities: During the first six months of 2002, the Company increased its total short-term bank borrowings by $50,000 to $1,950,328. In addition, the Company paid $186,710 in scheduled long-term debt payments. During the first six months of fiscal 2001, the Company increased its short-term bank borrowings by $175,000 and paid $69,000 in scheduled long-term debt payments. On May 29, 2002, the Company replaced its existing bank debt agreements with a single agreement with the same bank. Under the new debt agreement, the Company must make monthly debt repayments of $40,632 beginning on June 29, 2002 together with monthly interest payments at the bank's prime rate. This new debt agreement is scheduled to mature on February 28, 2003, at which time the outstanding principal will be due. Under the terms of this loan agreement, the Company must meet certain minimum financial targets. These targets are: (i) the Company must have a minimum net worth of $1,800,000 as of July 31, 2002, (ii) the Company must report after-tax net earnings of at least $180,000 for the fiscal quarter ended July 31, 2002, (iii) the Company must have a minimum net worth of $2,200,000 as of October 31, 2002, and (iv) the Company must report after-tax net earnings of at least $385,000 for the fiscal quarter ended October 31, 2002 and a net after-tax loss of no more than $300,000 for the fiscal year ended October 31, 2002. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of the Company, personally guaranteed $500,000 of the bank debt.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position. Goodwill amortization for the six months ended April 30, 2002 and 2001 was $99,760 and $85,525, respectively. Amortization of other intangibles for the six months ended April 30, 2002 and 2001 was $54,857 and $0, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2002 the Company held its Annual Meeting of Stockholders to consider and vote on the following matters:

      1.  A proposal to elect three directors.


                                                  FOR                           WITHHELD
                                    -------------------------------- --------------------------------
Bruce Kupper                                   5,270,848                            922
----------------------------------- -------------------------------- --------------------------------
Mary De Hahn                                   5,246,385                         25,385
----------------------------------- -------------------------------- --------------------------------
Chris Santry                                   5,270,748                          1,022
----------------------------------- -------------------------------- --------------------------------
S. Lee Kling                                   5,246,256                         25,514
----------------------------------- -------------------------------- --------------------------------

      2. A proposal to ratify the appointment of Arthur Andersen LLP as Registrant's independent accountants.

               FOR                              AGAINST                          ABSTAIN
----------------------------------- -------------------------------- --------------------------------
            3,640,338                          1,630,832                           600
----------------------------------- -------------------------------- --------------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

     In a Form 8-K filed on June 13, 2002 under Item 4, the Company reported that its Board of Directors of the Registrant, upon recommendation of its audit committee, engaged Rubin, Brown & Gornstein LLP ("RBG"), independent accountants, as the principal accountant to audit the Registrant's financial statements for fiscal year 2002. The Board of Directors decided not to reengage Arthur Andersen LLP ("Arthur Andersen") for fiscal year 2002. Arthur Andersen audited the Registrant's financial statements for fiscal years 2000 and 2001, and served as the Registrant's principal accountant since 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on June 20, 2002.


                   Kupper Parker Communications, Incorporated



                             By: /s/ John J. Rezich
                                ---------------------

                                 John J. Rezich
                             Chief Financial Officer