Form 10QSB
period 2002-07-31
KUPPER PARKER COMMUNICATIONS INC
filed 2002-09-16
CIK 845048

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,027,531 shares of Common Stock, par value $0.01, as of September 13, 2002.

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                  ---     ---

In reliance on Release No. 34-45589 of the Securities Exchange Act of 1934, the unaudited financial statements contained in the Registrant's filing of its Form 10-QSB for the quarter ended April 30, 2002, had not been reviewed pursuant to
Item 310(b) of Regulation S-B. A review of these financial statements has been subsequently completed.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                                           Page Number
Item 1.                  Financial Statements (Unaudited)

                         Condensed Consolidated Balance Sheets as of July 31,
                         2002 and October 31, 2001                                               3

                         Condensed Consolidated Statements of Operations for
                         the three months ended July 31, 2002 and 2001                           4


                         Condensed Consolidated Statements of Operations for
                         the nine months ended July 31, 2002 and 2001                            5


                         Condensed Consolidated Statements of Cash Flows for the
                         nine months ended July 31, 2002 and 2001                                6


                         Notes to Condensed Consolidated Financial Statements                    7


Item 2.                  Management's Discussion and Analysis of Financial
                         Condition or Plan of Operation                                          9

                           PART II - OTHER INFORMATION


Item 6.                  Exhibits and Reports on Form 8-K                                       14

                         Signatures                                                             15

                         Certifications                                                         16


           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                             July 31,      October 31,
                                                                               2002           2001
                                                                               ----           ----
ASSETS
    Current Assets
       Cash and cash equivalents                                          $    713,876    $  1,830,860
       Accounts receivable, net of allowance for bad debts
    of $399,406 and $417,876                                                 7,378,525      10,039,151
       Other current assets                                                    908,333       1,107,867
                                                                          ------------    ------------
       Total Current Assets                                                  9,000,734      12,977,878
                                                                          ------------    ------------

        Property and equipment, net of accumulated depreciation
          and amortization of $1,644,924 and $1,332,045                        937,279       1,202,899
        Goodwill and other intangibles, net of accumulated amortization
          of $620,248 and $388,323                                           6,040,384       6,131,108
        Other assets                                                           435,468         441,172
                                                                          ------------    ------------
Total Assets                                                              $ 16,413,865    $ 20,753,057
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                              $    411,314    $    365,073
        Short-term bank borrowings                                           1,849,064       1,900,328
        Accounts payable                                                    10,190,283      12,899,867
        Accrued expenses                                                     1,443,045       1,973,260
                                                                          ------------    ------------
Total Current Liabilities                                                   13,893,706      17,138,528
                                                                          ------------    ------------

    Noncurrent Liabilities
         Long-term debt, less current maturities                               209,080         389,224
         Other long-term liabilities                                           529,747         634,601
                                                                          ------------    ------------
Total Noncurrent Liabilities                                                   738,827       1,023,825
                                                                          ------------    ------------

Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares authorized;
             6,168,254 shares issued                                           616,825         616,825
        Paid-in capital                                                      3,454,643       3,454,643
        Retained earnings (deficit)                                         (1,709,723)       (868,884)
        Treasury stock, at average cost; 141,723 shares                       (611,958)       (611,958)
        Cumulative translation adjustment                                       31,545              78
                                                                          ------------    ------------
Total Stockholders' Equity                                                   1,781,332       2,590,704
                                                                          ------------    ------------

Total Liabilities and Stockholders' Equity                                $ 16,413,865    $ 20,753,057
                                                                          ============    ============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                           FOR THREE MONTHS ENDED JULY 31,
                                           -------------------------------
                                                  2002           2001
                                                  ----           ----
REVENUES                                      $ 3,450,606    $ 3,076,615
                                              -----------    -----------

OPERATING EXPENSES:
       Salaries and Benefits                    2,507,487      2,473,760
       Office and General                         872,881        954,443
                                              -----------    -----------
       Total Operating Expenses                 3,380,368      3,428,203
                                              -----------    -----------

       Operating Income (Loss)                     70,238       (351,588)

OTHER INCOME (EXPENSE):
       Interest income                              2,781          5,692
       Interest expense                           (40,825)       (19,246)
                                              -----------    -----------
                                                  (38,044)       (13,554)
                                              -----------    -----------

       Pretax Income (Loss)                        32,194       (365,142)

PROVISION FOR TAXES                                    --       (120,829)
                                              -----------    -----------

NET INCOME (LOSS)                             $    32,194    $  (244,313)
                                              ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $      0.01    $     (0.04)
                                              ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                           FOR NINE MONTHS ENDED JULY 31,
                                                           ------------------------------
                                                               2002            2001
                                                               ----            ----
REVENUES                                                   $ 10,602,475    $  9,955,374
                                                           ------------    ------------

OPERATING EXPENSES:
       Salaries and Benefits                                  8,319,805       7,683,230

       Office and General                                     2,865,401       2,669,969

       Unusual Items                                            162,791              --
                                                           ------------    ------------

       Total Operating Expenses                              11,347,997      10,353,199
                                                           ------------    ------------

       Operating Income (Loss)                                 (745,522)       (397,825)


OTHER INCOME (EXPENSE):
       Interest income                                           12,849          50,405
       Interest expense                                        (108,166)        (51,297)
                                                           ------------    ------------
                                                                (95,317)           (892)
                                                           ------------    ------------

       Pretax Income (Loss)                                    (840,839)       (398,717)

PROVISION FOR TAXES                                                  --         (97,077)
                                                           ------------    ------------

NET INCOME (LOSS)                                          $   (840,839)   $   (301,640)
                                                           ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                $      (0.14)   $      (0.05)
                                                           ============    ============



     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 FOR THE NINE MONTHS ENDED JULY 31,
                                                                 ----------------------------------
                                                                      2002           2001
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                 $  (840,839)   $  (301,640)
Adjustments to reconcile net income (loss) to net cash provided
(used by) by operating activities
   Depreciation and amortization                                      542,232        422,041
   Provision for bad debts                                             54,890        114,137
   Changes in assets - (increase) decrease
     Accounts receivable                                            2,605,736      1,244,929
     Other current assets                                             199,534        513,743
     Other assets                                                       5,704        (15,059)
   Changes in liabilities - increase (decrease)
     Accounts payable                                              (2,709,584)    (1,927,934)
     Accrued expenses                                                (635,069)      (357,947)
     Other                                                              9,040        (67,840)
                                                                  -----------    -----------
Net Cash (Used By) Provided by Operating Activities                  (768,356)      (375,570)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (46,454)      (117,881)
Purchase of 12% interest in CiB                                            --       (153,973)
Acquisition of RGSD assets                                           (125,000)            --
Acquisition of CGT, net of cash acquired                                   --       (397,802)
Acquisition of Chameleon Design, Inc.                                      --        (13,632)
                                                                  -----------    -----------
Net Cash Used By Investing Activities                                (171,454)      (683,288)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                           (280,144)       (85,264)
Proceeds from related party loan                                      125,000             --
Proceeds from short-term bank borrowings                              250,000        725,000
Payments of short-term bank borrowings                               (301,264)      (550,000)
                                                                  -----------    -----------
Net Cash Provided By (Used In) Investing Activities                  (206,408)        89,736
                                                                  -----------    -----------

Impact of foreign currency on cash                                     29,234         (6,171)
                                                                  -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents               (1,116,984)      (975,293)

Cash and cash equivalents, at beginning of period                   1,830,860      2,177,052
                                                                  -----------    -----------

Cash and cash equivalents, at end of period                       $   713,876    $ 1,201,759
                                                                  ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002


1. These unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the company's Form 10-KSB for the fiscal year ended October 31, 2001. Results of operations for interim periods are not necessarily indicative of annual results.

2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

3. The Company classifies its other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income
         (loss) for the three- and nine-month periods ended July 31, 2002 and 2001 are as follows:


                                Three Months Ended        Nine Months Ended
                                     July 31,                  July 31,
                               ---------------------    ----------------------
                                  2002        2001        2002          2001
                               ---------   ---------    ---------    ---------
Net income (loss)              $  32,194   $(244,313)   $(840,839)   $(301,640)
Foreign currency translation      32,723      (7,437)      31,467       (7,437)
                               ---------   ---------    ---------    ---------
Comprehensive income (loss)    $  64,917   $(251,750)   $(809,372)   $(309,077)
                               =========   =========    =========    =========

4. A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:



                                            Three Months Ended       Nine Months Ended
                                                  July 31,               July 31,
                                           ---------------------   ---------------------
                                             2002        2001        2002        2001
                                           ---------   ---------   ---------   ---------
Basic                                      6,026,531   5,824,227   6,026,531   5,793,458
Effect of assumed conversion of employee
stock options                                185,141         N/A         N/A         N/A
                                           ---------   ---------   ---------   ---------
Diluted                                    6,211,672   5,824,227   6,026,531   5,793,458
                                           =========   =========   =========   =========

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

         The following information reflects unaudited pro forma operating results for the three and nine months ended July 31, 2001 assuming that the acquisitions of CGT and Christopher Thomas were consummated on November 1, 2001.

                                       THREE MONTHS     NINE MONTHS
                                       ------------     -----------
Revenues                               $  4,469,912    $ 14,009,349
Loss before taxes                          (206,607)       (263,958)
Net loss                                   (149,392)       (222,631)
Basic and diluted net loss per share   $      (0.03)   $      (0.04)



         The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had the acquisitions of CGT and Christopher Thomas occurred on November 1, 2000, or which may result in the future.

6. On July 31, 2002, the Company acquired the clients of RGSD, a Memphis-based media buying service for $125,000 in cash and a contingent future cash payment of $125,000, dependent upon the actual delivery of revenue from these clients. The Company financed its purchase of the clients of RGSD by borrowing $125,000 from its Chairman and Chief

         Executive Officer. This loan calls for sixty monthly payments of $2,416.65 consisting of principal and interest at a rate of 6%. The clients purchased from RGSD secure the loan.

7. On May 29, 2002, the Company replaced its existing bank debt agreements with a single agreement with the same bank. Under the new debt agreement, the Company must make monthly debt repayments of $40,632 beginning on June 29, 2002 together with monthly interest payments at the bank's prime rate. This new debt agreement is scheduled to mature on February 28, 2003, at which time the outstanding principal will be due. Under the terms of this loan agreement, the Company must meet certain minimum financial targets. These targets are: (i) the Company must have a minimum net worth of $1,800,000 as of July 31, 2002, (ii) the Company must report after-tax net earnings of at least $180,000 for the fiscal quarter ended July 31, 2002, (iii) the Company must have a minimum net worth of $2,200,000 as of October 31, 2002, and (iv) the Company must report after-tax net earnings of at least $385,000 for the fiscal quarter ended October 31, 2002 and a net after-tax loss of no more than $300,000 for the fiscal year ended October 31, 2002. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of the Company, personally guaranteed $500,000 of the bank debt. The Company did not meet the net worth and after-tax earnings covenants at July 31, 2002, and obtained waivers from the bank related to these loan covenants.

8. In August 2002, the Company moved substantially all of its Stamford, Connecticut operations into its Melville, New York location. As a result, the Company is currently exploring opportunities to sublease its leased facilities in Stamford. Total future minimum rent payments for this location amount to $492,557 as of August 31, 2002. Due to market conditions for leased properties in the Stamford area, the Company anticipates that it will record, in its fourth fiscal quarter of 2002, a substantial lease reserve related to this event.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 2002

Revenues for the three months ended July 31, 2002 were $3,450,606, a 12.2% increase over revenues for the three months ended July 31, 2001 of $3,076,615. Revenues from existing operations decreased $749,598 or 24.4%, resulting from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States and Great Britain. The acquisition of Christopher Thomas Associates, Inc. ("Christopher Thomas") accounted for $1,123,589 of third quarter 2002 revenues.

Salaries and benefits expense increased $33,727 or 1.4% to $2,507,487. The acquisition of Christopher Thomas accounted for $622,220 of third quarter 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined $588,493 or approximately 23.8% between years. During the second and third quarters of 2002, the Company ("Kupper Parker") severed approximately 20% of its workforce as it continued to integrate the Christopher Thomas operations it recently acquired with its existing East Coast operations.

Office and general expenses decreased $81,562 or 8.5% between years to $872,881. Approximately $179,000 of the total cost of this category of expenses related to the previously mentioned acquisition. Office and general expense of existing operations declined approximately $261,000 or 27.3% between years due to the Company's continuing efforts to reduce overall operating expenses.

Interest income declined from $5,692 to $2,781 in the third quarter of 2002 principally due to the fact that the Company had less cash to invest in overnight interest-bearing securities in fiscal 2002. Interest expense increased from $19,246 in 2001 to $40,825 in 2002 as a result of debt incurred to fund the Company's acquisition program.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 2002

Revenues for the nine months ended July 31, 2002 were $10,602,475, a 6.5% increase over revenues for the nine months ended July 31, 2001 of $9,955,374. Revenues from existing operations decreased $2,840,138 or 28.5%, resulting from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States and Great Britain. The acquisitions of CGT (UK) Limited ("CGT") and Christopher Thomas accounted for $3,441,578 of fiscal 2002 revenues.

Salaries and benefits expense increased $636,575 or 8.3% to $8,319,805. The acquisitions of CGT and Christopher Thomas accounted for $2,176,382 of fiscal 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined $1,619,647 or approximately 21.1% between years. During the first nine months of 2002, the Company ("Kupper Parker") severed 34 employees or approximately 20% of its workforce as it began to integrate the Christopher Thomas operations it recently acquired with its existing East Coast operations.

Office and general expenses increased $195,432 or 7.3% between years to $2,865,401. Approximately $613,000 of the total cost of this category of expense relates to the previously mentioned acquisitions. Office and general expense of existing operations declined approximately $482,000 or 18.1% between years due to the Company's continuing efforts to reduce overall operating expenses.

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

Interest income declined from $50,405 to $12,849 in the first nine months of 2002 principally due to the fact that the Company had less cash to invest in overnight interest-bearing securities in fiscal 2002. Interest expense increased from $51,297 in 2001 to $108,166 in 2002 as a result of debt incurred to fund the Company's acquisition program.

During the first nine months of 2002, the Company established a valuation reserve of $277,792 which was equal to its expected tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, Kupper Parker's cash and cash equivalents totaled $713,876 compared to $1,830,860 at October 31, 2001. The decline in cash and cash equivalents is principally due to the fact that the Company recorded a loss in fiscal 2002 of $840,839 that was partially offset by improvements in collections of accounts receivable.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $375,570 in the first nine months of 2001 compared to $768,356 in 2002. The increase in cash used by operations is principally due to the fact that the Company recorded a loss in fiscal 2002 of $840,839 that was partially offset by improvements in collections of accounts receivable. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media. During the first nine months of 2002, Kupper Parker emphasized the collection of receivables particularly in its newly acquired companies, resulting in an improved relationship of accounts receivable to accounts payable.

Investing Activities: Cash used in investing activities was $171,454 in 2002 compared to $683,288 in 2001. On July 31, 2002, the Company acquired the clients of RGSD, a Memphis-based media buying service for $125,000 in cash and a contingent future cash payment of $125,000, dependent upon the actual delivery of revenue from these clients. During the first nine months of 2001, the Company acquired a 12% interest in a London-based agency, the Communications in Business Group Limited, all of the outstanding stock of CGT (UK) Limited ("CGT"), a London-based strategic marketing communications agency, and all of the outstanding stock of Chameleon Design, Inc., a company that specializes in interactive design and development, resulting in net cash outlays of $565,407.

Financing Activities: On May 29, 2002, the Company replaced its existing bank debt agreements with a single agreement with the same bank. Under the new debt agreement, the Company must make monthly debt repayments of $40,632 beginning on June 29, 2002 together with monthly interest payments at the bank's prime rate. This new debt agreement is scheduled to mature on February 28, 2003, at which time the outstanding principal will be due. Under the terms of this loan agreement, the Company must meet certain minimum financial targets. These targets are: (i) the Company must have a minimum net worth of $1,800,000 as of July 31, 2002, (ii) the Company must report after-tax net earnings of at least $180,000 for the fiscal quarter ended July 31, 2002, (iii) the Company must have a minimum net worth of $2,200,000 as of October 31, 2002, and (iv) the Company must report after-tax net earnings of at least $385,000 for the fiscal quarter ended October 31, 2002 and a net after-tax loss of no more than $300,000 for the fiscal year ended October 31, 2002. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of the Company, personally guaranteed $500,000 of the bank debt. The Company did not meet the net worth and after-tax earnings covenants at July 31, 2002, and obtained waivers from the bank related to these loan covenants. During the first nine months of 2002, the Company reduced its total short-term bank borrowings by $51,264 to $1,849,064. In addition, the Company paid $280,144 in scheduled long-term debt payments. During the first nine months of fiscal 2001, the Company increased its short-term bank borrowings by $175,000 and paid $85,264 in scheduled long-term debt payments. During the third quarter of fiscal 2002, the Company financed its purchase of the clients of RGSD by borrowing $125,000 from its Chairman and Chief Executive Officer. This loan calls for sixty monthly payments of $2,416.65 consisting of principal and interest at a rate of 6%. The clients purchased from RGSD secure the loan.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect, which may be significant, that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position. Goodwill included in the accompanying condensed consolidated balance sheet amounted to $5,677,669 at July 31, 2002. Goodwill amortization for the nine months ended July 31, 2002 and 2001 was $167,925 and $130,780, respectively. Amortization of other intangibles for the nine months ended July 31, 2002 and 2001 was $64,000 and $0, respectively.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and Issue No. 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3 a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The Company is evaluating the effect of the adoption of SFAS No. 146 and does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

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

In August 2002, the Company moved substantially all of its Stamford, Connecticut operations into its Melville, New York location. As a result, the Company is currently exploring opportunities to sublease its leased facilities in Stamford. Total future minimum rent payments for this location amount to $492,557 as of August 31, 2002. Due to market conditions for leased properties in the Stamford area, the Company anticipates that it will record, in its fourth fiscal quarter of 2002, a substantial lease reserve related to this event.

                           PART II - OTHER INFORMATION


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1     Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

     In a Form 8-K filed on June 13, 2002 under Item 4, the Company reported that its Board of Directors of the Registrant, upon recommendation of its audit committee, engaged Rubin, Brown, Gornstein & Co. LLP ("RBG"), independent accountants, as the principal accountant to audit the Registrant's financial statements for fiscal year 2002. The Board of Directors decided not to reengage Arthur Andersen LLP ("Arthur Andersen") for fiscal year 2002. Arthur Andersen audited the Registrant's financial statements for fiscal years 2000 and 2001, and served as the Registrant's principal accountant since 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on September 13, 2002.


                   Kupper Parker Communications, Incorporated



                             By: /s/ John J. Rezich
                                -------------------------
                                     John J. Rezich
                                 Chief Financial Officer

                                 CERTIFICATIONS

I, Bruce Kupper, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Kupper Parker Communications, Incorporated;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ Bruce Kupper
------------------
Bruce Kupper
Chairman, President and Chief Executive Officer




I, John J. Rezich, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Kupper Parker Communications, Incorporated;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



September 13, 2002

/s/ John J. Rezich
--------------------
John J. Rezich
Chief Financial Officer