Form 10KSB
period 2002-10-31
KUPPER PARKER COMMUNICATIONS INC
filed 2003-02-03
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $14,205,409.

The aggregate market value of the Company's Common Stock held by non-affiliates as of January 27, 2003, computed by reference to the closing price of such stock, was approximately $594,693.

There were 5,816,907 shares of the Registrant's Common Stock, $.01 par value, outstanding as of January 27, 2003.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS



       ITEM                                         DESCRIPTION                                              PAGE
PART I

                 1  Description of Business                                                                     3
                 2  Description of Property                                                                    11
                 3  Legal Proceedings                                                                          11
                 4  Submission of Matters to a Vote of Security Holders                                        11
PART II
                 5  Market for Registrant's Common Equity and Related Stockholder Matters                      12
                 6  Management's Discussion and Analysis or Plan of Operation                                  12
                 7  Financial Statements                                                                       18
                 8  Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure                                                                                 18
PART III
                 9  Directors, Executive Officers, Promoters and Control Persons; Compliance
                    With Section 16(a) of the Exchange Act                                                     18
                10  Executive Compensation                                                                     20
                11  Security Ownership of Certain Beneficial Owners and Management                             24
                12  Certain Relationships and Related Transactions                                             25
                13  Exhibits and Reports on Form 8-K                                                           26
                14  Controls and Procedures                                                                    26
                    Signatures                                                                                 27
                    Certifications                                                                             28
                    Index to Exhibits                                                                          30

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


PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a marketing communications firm that specializes in providing integrated marketing communications solutions for middle-market businesses. Our client-focused approach combines a deep understanding of our clients' unique needs with our experience in business strategy, marketing, creative design, and Internet technology. Our integrated service offering is much broader than that of a traditional advertising agency. It includes:

     o   strategic and marketing consulting, branding, and market research;

     o   planning, creation and execution of advertising campaigns;

     o   all media services including research, planning and placement;

     o   public relations and investor relations;

     o   direct response and database marketing services;

     o   sales promotion services;

     o design, development and implementation of e-business websites and interactive media;

     o   graphic design services; and,

     o   communications management.

In addition, we provide specialized marketing consultation services to television and radio stations.

Our clients are in a broad range of industries with needs that encompass business-to-consumer, business-to-business, and business-to-stakeholder communications. Our clients include Anthem Blue Cross, Cablevision, Cantisano Foods, Domino Sugar, Emerson Motor Company, Express Scripts, Handicraft, Heartland Jiffy Lube, and Graybar Distributors. Since 1995 our revenues have increased from $5.0 million to $14.2 million, a compound annual growth rate of 16.1%. We serve our clients through a network of seven offices in North America with our staff of 116 employees.

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

During 1997, KPCG acquired advertising agencies based in Nashville, Tennessee and New Orleans, Louisiana.

During 1998, KPCG acquired a full-service advertising agency based in Louisville, Kentucky and an art studio based in Nashville, Tennessee. In addition, KPCG opened KPC Performance Media, a media buying service based in Memphis, Tennessee.

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

In November 2000, KPCG acquired Chameleon Design, Inc. ("Chameleon"), a St. Louis-based web design company, in a stock-for-stock transaction.

In November 2000, KPCG acquired for cash a 12% interest in The Communications in Business Group Limited ("CiB"), a London-based marketing communications company.

In February 2001, KPCG acquired CGT Limited ("CGT"), a London-based marketing communications agency in a stock and cash transaction. In September 2002, KPCG sold its investment in CGT.

In October 2001, KPCG acquired Christopher Thomas Associates, Inc. ("Christopher Thomas"), an advertising agency with offices in Melville, New York; Stamford, Connecticut; and Boston, Massachusetts in a cash transaction.

In July 2002, KPCG acquired certain clients of RGSD, a Memphis-based media buying service in a cash transaction.

REVENUES

Our sources of revenues are commissions and fees earned on the development, production and placement of advertising, and commissions and fees earned on the development, production and application of public relations and investor relations services, interactive web sites, advertising and CD-ROMs, direct and database marketing, sales promotions, and media consulting.

In fiscal 2002, our ten largest clients accounted for only 34% of our revenues, and no single client accounted for as much as 7% of our revenues.

COMPETITION

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel.

Cordiant, Grey, Havas, Interpublic, Omnicom, Publicis and WPP generally serve large corporations with consolidated or business unit sales in excess of $250 million. Based on tabulations of agency revenues published annually in the trade journals Advertising

Age and PR Week, we believe that there are several dozen independent marketing communications firms in the United States of KPCG's size or greater. These medium-sized firms serve middle-market companies as well as large corporations. Except for KPCG, none of these firms are publicly held.

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

EMPLOYEES

At October 31, 2002, we employed 116 people in the United States.

There is significant competition among advertising agencies for talented and qualified personnel. The ability to attract and retain such individuals is a key element of our personnel policies. We believe that our compensation, benefits and training policies are competitive with industry peers. As a result of becoming a public company, KPCG offers stock options to selected employees to more closely align their interests with our stockholders. Overall, KPCG considers relations with its employees to be satisfactory.

Our employees are committed to the success of our company because they own a significant percentage of it. At January 27, 2003, our employees owned in excess of 50% of the company's common stock.

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

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CLIENTS.

Our clients typically hire us on a project-by-project basis or on an annual contractual relationship. Moreover, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. From time to time, highly successful engagements have ended because our client was acquired and the new owners decided not to retain KPCG. A client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. We expect a relatively high level of client concentration to continue, but not necessarily involve the same clients from period to period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future financial performance.

VARIABILITY OF OUR QUARTER-TO-QUARTER OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our quarterly operating results have fluctuated in the past, and may continue to fluctuate in the future as a result of a variety of factors, many of which are outside of our control, including:

     o   the loss or resignation of a significant client;

     o the timing of new hires in anticipation of growth in our business and employee attrition;

     o   the timing and scope of new projects;

     o   the devotion of resources to new business development;

     o   reduction, cancellation or completion of major projects;

     o   the opening or closing of an office;

     o   costs related to the expansion of our business;

     o   changes in pricing by us or our competitors;

     o   employee utilization rates;

     o   integration of acquisitions; and

     o use of more expensive temporary employees to provide our professional services.

We also experience some variation in operating results throughout the year due in part to the spending patterns and business cycles of our clients, and to marketing communications services spending patterns in general.

As a result of these fluctuations, we believe that you cannot rely on period-to-period comparisons of our operating results as indicators of our future performance. In some periods our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. If this occurs, the trading price of our common stock would likely decline.

TO SUCCEED IN OUR LABOR-INTENSIVE BUSINESS, WE MUST RECRUIT AND RETAIN QUALIFIED EXPERIENCED PROFESSIONALS, WHO ARE CURRENTLY IN HIGH DEMAND.

We compete intensely with other companies to recruit and hire from a limited pool of qualified experienced marketing communications professionals. Our inability to hire and retain personnel would cause our business results to suffer. In addition, our ability to generate revenues directly relates to our personnel, both in terms of the number and expertise of the personnel we have available to service our clients and the mix of full-time employees, temporary employees and contract service providers that we utilize. As a result, if we fail to retain existing employees or hire new employees, we may not be able to complete or retain existing engagements or bid for new engagements of similar scope or revenues, and our business, financial condition and operating results could be materially and adversely affected.

IF WE ARE UNABLE TO INTEGRATE CHRISTOPHER THOMAS AND OTHER COMPANIES THAT WE MAY ACQUIRE, OUR OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

We recently acquired Christopher Thomas, and we plan to acquire other companies. We expect that the integration of acquired operations will place a significant burden on our management. Such integration is subject to risks and uncertainties, including:

     o the inability to effectively assimilate the operations, services, personnel and cultures of entities that we acquire;

     o   the diversion of management's attention;

     o   undisclosed or potential legal liabilities of acquired businesses;

     o   the potential disruption of our business; and

     o   the impairment or loss of relationships with employees and clients.

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

We will need to raise additional funds through public or private debt or equity financing in order to:

     o take advantage of business opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

     o   develop new services; or

     o   respond to competitive pressures.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table provides data on our largest wholly-owned offices as of October 31, 2002:

                                                                                    LEASE
                                                               APPROXIMATE        EXPIRATION
OFFICE                     LOCATION                            SQUARE FEET           DATE
------                     --------                            -----------        ----------
St. Louis         8301 Maryland Avenue
                  Clayton, Missouri                                22,595          5/31/10
Melville          401 Broadhollow Road
                  Melville, New York                               12,944          7/31/08
Boston            240 Newbury Street
                  Boston, Massachusetts                             7,504          5/01/04
Kansas City       106 West 14th Street
                  Kansas City, Missouri                             1,361          1/31/06
Louisville        135 West Muhammad Ali Blvd.
                  Louisville, Kentucky                              5,200         12/31/02
Memphis           6060 Poplar Avenue
                  Memphis, Tennessee                                3,105          8/31/04

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

FISCAL QUARTER ENDED                            HIGH            LOW
--------------------                            ----            ---
January 31, 2001                                2.63           1.56
April 30, 2001                                  2.38           1.29
July 31, 2001                                   1.40           1.15
October 31, 2001                                1.25           0.95
January 31, 2002                                1.34           0.35
April 30, 2002                                  0.45           0.28
July 31, 2002                                   0.33           0.13
October 31, 2002                                0.33           0.15

On January 27, 2003, there were 263 shareholders of record of our common stock.

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

On September 29, 2000, we merged with and into GRAI in a transaction accounted for a reverse acquisition (the "Merger"). As a result, the audited financial statements included as a part of this Form 10-KSB represent the results of KPCG for all periods presented and the results of GRAI for the period of September 29, 2000 through October 31, 2002.

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

RESULTS OF OPERATIONS - FISCAL 2002 COMPARED TO FISCAL 2001

Revenues for the year ended October 31, 2002 were $14,205, a 3.9% increase over 2001 revenues of $13,667. Fiscal 2002 revenues include twelve months of Christopher Thomas's revenues while fiscal 2001 revenues include revenues from Christopher Thomas's operations for the period of October 5, 2001, the date of the acquisition, through year-end. The acquisition of Christopher Thomas accounted for $4,332 of fiscal 2002 revenues. Revenues from existing operations declined by 27.8% due to lower volume of projects requested by clients.

Salaries and benefits expense increased $351 or 3.4% from $10,253 in 2001 to $10,604 in 2002. The acquisition of Christopher Thomas accounted for $2,481 of fiscal 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined 20.8% from $10,253 in fiscal 2001 to $8,123 in fiscal 2002. In response to lower spending by clients, KPCG reduced total headcount from 172 employees at October 31, 2001 to 116 employees at October 31, 2002, a reduction of 32.6%.

Office and general expense increased $303 or 8.3% from $3,670 in fiscal 2001 to $3,973 in fiscal 2002. The acquisition of Christopher Thomas accounted for $862 of fiscal 2002 office and general expense. Office and general expense of existing operations decreased $559 or 15.2% from $3,670 in fiscal 2001 to $3,111 in fiscal 2002, due principally to cost-cutting measures initiated by KPCG in 2002.

Unusual items consists of the following:

     o As previously reported, during fiscal 2001 KPCG initiated a private placement securities offering to raise capital to finance its acquisition program. In December 2001, KPCG aborted this offering due to unfavorable market conditions. As a result, subsequent to October 31, 2001, KPCG recognized a pre-tax charge of $161 to write off equity issuance costs capitalized at October 31, 2001.

     o In September 2002, KPCG sold CGT back to its former shareholders for $60 in cash and 241 shares of KPCG stock. The sale resulted in a loss of $571. For the period of November 1, 2001 to the date of the sale, CGT had revenues and an operating loss of $409 and $165, respectively.

     o In October 2002, KPCG assessed the goodwill related to the acquisition of GRAI and determined that it was permanently impaired. As a result, KPCG wrote-off this goodwill, resulting in a charge to earnings of $1,991. From 2001 to 2002, the revenues of GRAI declined 65%.

     o In August 2002, KPCG closed its office in Stamford Connecticut and negotiated a termination of the related lease, resulting in a charge of $188 consisting of lease termination payments of $162 and fixed asset write-off of $26.

     o During the fourth quarter of 2002, KPCG sold its operations in New Orleans, Louisiana and closed its office in Chicago, Illinois resulting in a charge to earnings of $46.

Interest income declined from $61 in 2001 to $16 in 2002 because KPCG had less available cash to invest in interest-bearing overnight securities and because interest rates declined between years. Interest expense increased from $74 in 2001 to $150 in 2002 because KPCG's average debt balances were higher in 2002 as a result of settling earnout obligations.

KPCG did not recognize a tax benefit on its net operating loss in 2002. See Footnote 13 of the KPCG Financial Statements as of October 31, 2002 and 2001 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

Revenues for the year ended October 31, 2001 were $13,667, a 13.6% increase over 1999 revenues of $12,033. Fiscal 2001 revenues include twelve months of GRAI's revenues while fiscal 2000 revenues include revenues from GRAI's operations for the period of September 29, 2000, the date of the Merger, through year-end. The acquisitions of GRAI, CGT and Christopher Thomas accounted for $2,941 of fiscal 2001 revenues. Revenues from existing operations declined by 10.9% due to lower volume of projects requested by clients.

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

KPCG's effective tax rate was high in 2001 due principally to the fact that the difference between the fair market value and the historical cost of shares allocated to ESOP participants is not deductible for tax purposes. See Footnote 12 of the KPCG Financial Statements as of October 31, 2002 and 2001 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES - AT OCTOBER 31, 2002

As of October 31, 2002, KPCG's cash and cash equivalents totaled $932 compared to $1,831 at October 31, 2001. The decline in cash and cash equivalents is principally due to the fact that KPCG began paying off debt related to its acquisition program.

Operating Activities: KPCG's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $261 in 2002 compared to $163 in 2001. The increase in cash used by operations is principally due to the fact that KPCG recorded a loss in fiscal 2002 of $3,464 that was partially offset by improvements in collections of accounts receivable. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. KPCG's policy is to bill and collect monies from its clients prior to payments due to the media. During 2002, KPCG emphasized the collection of receivables particularly in its newly acquired companies, resulting in an improved relationship of accounts receivable to accounts payable.

Investing Activities: Cash used in investing activities was $172 in 2002 compared to $1,432 in 2001. On July 31, 2002, KPCG acquired certain clients of RGSD, a Memphis-based media buying service for $125 in cash and a contingent future cash payment of $125, dependent upon the actual delivery of revenue from these clients. During 2001, KPCG acquired a 12% interest in a London-based agency, the Communications in Business Group Limited, all of the outstanding stock of CGT (UK) Limited ("CGT"), a London-based strategic marketing communications agency, all of the outstanding stock of Chameleon Design, Inc., a company that specializes in interactive design and development, and all of the outstanding stock of Christopher Thomas resulting in net cash outlays of $1,312.

Financing Activities: On May 29, 2002, KPCG replaced its existing bank debt agreements with a single agreement with the same bank. Under this debt agreement, KPCG was required to make monthly debt repayments of $41 beginning on June 29, 2002 together with monthly interest payments at the bank's prime rate. This new debt agreement was scheduled to mature on February 28, 2003, at which time the outstanding principal would be due. Under the terms of this loan agreement, KPCG was required to meet certain minimum financial targets. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of KPCG, personally guaranteed $500 of the bank debt. KPCG did not meet the net worth and after-tax earnings covenants at October 31, 2002. In January 2003, KPCG negotiated a new debt agreement with the same bank. Under the terms of this new debt agreement, KPCG is required to make minimum monthly debt payments of $30 together with monthly interest payments at the bank's prime rate, but no less than 4.75%. In addition, KPCG will be required to make additional principal payments if KPCG's net after-tax earnings in any fiscal quarter in 2003 exceeds $300. This new debt agreement is scheduled to mature on December 29, 2003, at which time the outstanding principal would be due. Under the terms of this new loan agreement, KPCG is required to meet certain minimum financial targets. These targets are:
(i) KPCG must have net after-tax earnings and an increase in net worth of $249, $279, $314, and $314, for the three months ended January 31, 2003, April 30, 2003, July 31, 2003 and October 31, 2003, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of KPCG, personally guaranteed $500 of the bank debt. So long as KPCG is able to meet the financial targets contained in the new loan agreement, KPCG is confident that it will be able to renew this loan agreement when its expires. During 2002, KPCG reduced its total bank borrowings by $173 to $1,727. In addition, KPCG paid $416 in scheduled long-term debt payments. During 2001, KPCG increased its total bank borrowings by $1,350 and paid $102 in scheduled long-term debt payments. During the third quarter of fiscal 2002, KPCG financed its purchase of the clients of RGSD by borrowing $125 from its Chairman and Chief Executive Officer. This loan calls for sixty monthly payments of $2.4 consisting of principal and interest at a rate of 6%. The clients purchased from RGSD secure the loan.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite- lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations, financial position and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will adopt SFAS No. 144 in 2003. Management believes the adoption of SFAS No. 144 will not materially impact the Company's consolidated financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company will adopt SFA No. 145 in 2003. Management believes the adoption of SFAS No. 145 will not materially impact the Company's consolidated financial position, results of operations or cash flows.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities, initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. Management believes the adoption of SFAS No. 146 will not materially impact the Company's consolidated financial position, results of operations or cash flow.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148 in 2003. Management believes the adoption of SFAS No. 148 will not materially impact the Company's consolidated financial position, results of operations or cash flow.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-KSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown; Terrorism; and Armed Conflict: The events of September 11, 2001 ultimately proved to cause a severe downturn in the overall economy resulting in decreased spending by our clients. Although we do not believe that the recent events in Iraq have resulted in any material changes to the Company's business and operations since October 31, 2002, it is difficult to assess the impact that the possibility of armed conflict with Iraq, combined with the lingering general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements commencing on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following tables sets forth certain information with respect to our executive officers and directors as of January 23, 2002.

       NAME                       AGE                                 POSITION(s)
       ----                       ---                                 -----------
Bruce Kupper                       50        Chief Executive Officer, President and Chairman of the Board
Mary De Hahn                       53        Chief Operating Officer and Director
John Rezich                        47        Chief Financial Officer, Treasurer, Secretary and Director
Gary Roberts                       64        President of Long Island Operations and Director
S. Lee Kling                       73        Director
James Saitz                        53        Director
Christopher Santry                 54        President, KPC East and Director

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

Mary De Hahn has served as Chief Operating Officer and as a Director of our company since the Merger. Prior to that time she served in the similar executive capacities for Kupper Parker Communications, Incorporated (1993 - 2000) and its predecessor, Kupper Advertising, Inc. (1988 - 1993). Before joining Kupper Advertising, Inc., Ms. De Hahn served as senior vice president of marketing for Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri, and as executive director of the Missouri Arts Council.

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

S. Lee Kling has been a Director of our company since the Merger. Prior to that time, Mr. Kling served as an advisory director to Kupper Parker Communications, Incorporated for a period of more than five years. He has served since June 2002 as Chairman of the Board of The Kling Company. From 1991 to June 2002, Mr. Kling served as Chairman of the Board of Kling Rechter & Company, a merchant banking company. Mr. Kling served as Chairman of the Board of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri ("Landmark"), until December 1991 when the company merged with Magna Group, Inc. He had served in such capacity with Landmark since 1974 and had also served as Chief Executive Officer of Landmark from 1974 through October 1990, except for the period from May 1978 to January 1979 when he served as Assistant Special Counselor on Inflation for the White House and Deputy for Ambassador Robert S. Strauss. Mr. Kling serves on the Boards of Directors of Falcon Products, Co. (a furniture and fixtures manufacturer), National Beverage Corp. (a beverage manufacturer), Electro Rent Corporation (an electronic equipment rental company), Engineered Support Systems, Inc. (a product manufacturer in the defense industry), and Bernard Chaus, Inc. (a company that designs, arranges for the manufacture of, and markets an extensive range of women's career and casual sportswear), all of which are public companies.

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

The Directors of our company are divided into two classes and hold office until the second succeeding Annual Meeting of Stockholders following the election of their respective class and the qualification of their successors. Mr. Kupper, Ms. De Hahn, Mr. Kling and Mr. Santry constitute the class of Directors whose terms expire in 2004. Mr. Rezich, Mr. Roberts and Mr. Saitz constitute the class of Directors whose terms expire in 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received, for each of the last three fiscal years, for services rendered to us by our Chief Executive Officer and each of our other most highly compensated executive officers during the fiscal year ended October 31, 2002 whose total compensation equaled or exceeded $100,000.

                                           Annual Compensation                Long-term Compensation
                                     -------------------------------  --------------------------------------
                                                               Other  Restricted    Securities
Name and Principal                                            Annual    Stock       Underlying        LTIP      All Other
    Position                Year     Salary        Bonus       Comp.    Awards     Options/SAR's     Payouts     Comp.(1)
------------------          ----     ------        -----      ------  ----------   -------------     -------    ---------
Bruce Kupper(2)             2002     210,000          --          --          --              --          --           --
     CEO                    2001     298,062          --          --          --              --          --           --
                            2000     288,000     317,750          --          --              --          --           --
Mary De Hahn(2)             2002     126,000          --          --          --              --          --           --
      COO                   2001     155,030          --          --          --              --          --           --
                            2000     170,000      90,000          --          --              --          --        9,323
John Rezich(2)              2002     126,000          --          --          --              --          --           --
     CFO                    2001     145,030          --          --          --              --          --           --
                            2000     120,000      20,000          --          --              --          --           --
Gary Roberts                2002     210,000          --          --          --              --          --           --
      Director              2001     238,154          --          --          --              --          --           --
                            2000     226,250          --          --          --              --          --        1,575
Chris Santry(3)             2002     183,333          --          --          --              --          --           --
      Director              2001      16,667          --          --          --              --          --           --
                            2000          --          --          --          --              --          --           --

     1. Amounts shown in this column are for company contributions to KPCG's ESOP and 401K plans on behalf of the named Executive.

     2. Includes compensation received from Kupper Parker Communications, Incorporated prior to the Merger.

     3.  Mr. Santry commenced employment in October 2001.


YEAR 2002 STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

On January 9, 2002, we granted stock options of 50,000, 25,000, 25,000, 10,000 and 10,000 to Mr. Kupper, Ms. De Hahn, Mr. Rezich, Mr. Kling and Mr. Saitz, respectively, at a price of $0.71 per share. These stock options fully vested on January 9, 2003 and have an expiration date of January 9, 2008.

YEAR 2002 STOCK OPTION EXERCISES BY EXECUTIVE OFFICERS

During 2002, our executive officers did not exercise any of their various stock option grants.

STOCK OPTIONS HELD BY EXECUTIVE OFFICERS

The following table sets forth unexercised stock options held by each of our Executive Officers as of October 31, 2002:

                             Number of Securities Underlying        Value of Unexercised In-the-Money
                             Unexercised Options/SAR's as of                Options/SAR's as
                                    October 31, 2002                     of October 31, 2002(1)
                             -------------------------------        ---------------------------------
                             Exercisable       Unexercisable        Exercisable         Unexercisable
                             -----------       -------------        -----------         -------------
Bruce Kupper                     141,700              50,000            $46,735                    --
Mary De Hahn                          --              25,000                 --                    --
John Rezich                           --              25,000                 --                    --
Gary Roberts                      15,000                  --                 --                    --
S. Lee Kling                          --              10,000                 --                    --
James Saitz                           --              10,000                 --                    --
Christopher Santry                50,000                  --                 --                    --

     1. Calculated by determining the difference between the exercise price and the deemed fair value of the securities underlying the options at October 31, 2002.


EMPLOYMENT AGREEMENTS

Effective January 1, 2001 we entered into a two-year employment agreement with Mr. Kupper that automatically renewed on January 1, 2003 for a two-year period. Mr. Kupper's Employment Agreement provides for an initial base salary of $360,000 per year, annual raises of 4%, and incentive compensation in accordance with KPCG's Executive Compensation Program. Mr. Kupper is also eligible to receive stock options and to participate in certain fringe benefits and in KPCG's employee benefit plans generally available to senior executives. The terms of this agreement provide that Mr. Kupper will become a consultant to KPCG for the two-year period immediately following the expiration of the term of his employment, as extended, if applicable. During this consulting period, Mr. Kupper will receive annual compensation equal to 75% of the average of his annual base salary over the last three full calendar years of his employment. This consulting arrangement will also apply if Mr. Kupper resigns prior to the scheduled expiration of the term of his employment, subject to a reduction in the annual compensation based on vesting over a five-year period commencing January 1, 2001.

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

Effective June 1, 2001, we amended Mr. Kupper's employment agreement to reduce his base pay from $360,000 to $252,000. At the same time Ms. De Hahn and Mr. Rezich accepted voluntary annual base pay reductions from $180,000 to $126,000. Mr. Kupper again accepted a voluntary annual base pay reduction in 2002 from $252,000 to $180,000.

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

In October 2001, in connection with the acquisition of Christopher Thomas Associates, Inc., we entered into a two-year employment agreement with Mr. Santry providing for an annual base salary of $200,000, an annual stock option grant of at least 50,000 shares, and an annual cash bonus equal to three percent of the revenues of Christopher Thomas Associates, Inc. in excess of $4,500,000. During 2002, we amended this employment agreement so that Mr. Santry could work on a part-time basis at an annual salary of $100,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 28, 2003 for:

     1. Each person or entity who is known by us to beneficially own five percent or more of the outstanding shares of our common stock;

     2.  Each director;

     3.  Each executive officer; and

     4.  All directors and executive officers of KPCG as a group.

                                               NUMBER OF SHARES
       NAME OF BENEFICIAL OWNER               BENEFICIALLY OWNED        PERCENT OF CLASS
       ------------------------               ------------------        ----------------
Bruce Kupper                                       1,783,100(1)                  27.92
Mary De Hahn                                         326,020(2)                   5.11
John Rezich                                          188,500(3)                   2.95
Gary Roberts                                          72,708(4)                   1.14
S. Lee Kling                                          35,000(5)                   0.55
James Saitz                                           10,000(6)                   0.16
Chris Santry                                          68,500(7)                   1.07
                                                   ---------                     -----
All Directors and Executive Officers
as a Group                                         2,483,828                     38.89

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

Following is certain information as of October 31, 2002 for our equity compensation plans:

                                   NUMBER OF SECURITIES                                      NUMBER OF SECURITIES
                                    TO BE ISSUED UPON             WEIGHTED-AVERAGE          REMAINING AVAILABLE FOR
                                       EXERCISE OF               EXERCISE PRICE OF             FUTURE ISSUANCES
                                   OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,             UNDER EQUITY
        PLAN CATEGORY               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS          COMPENSATION PLANS
        -------------              --------------------         --------------------        -----------------------
Equity compensation plans
approved by shareholders                    569,150                      $0.68                       80,850
Equity compensation plans not
approved by shareholders                         --                         --                           --
                                            -------                      -----                       ------
Total                                       569,150                      $0.68                       80,850

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Saitz, a member of our Board of Directors, is the Chairman and Chief Executive Officer of Missouri State Bank, a commercial bank. This firm provided us with commercial banking services during 2002 and is expected to provide us with similar services during 2003. In addition, we provided certain advertising and other communications services to Missouri State Bank. We believe that all of the transactions between our company and Missouri State Bank were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

Mr. Kling, a member of our Board of Directors, is a Managing Consultant of Lockton Companies, an insurance brokerage and advisor. This firm provided us with insurance brokerage services during 2002 and is expected to provide us with similar services during 2003. We believe that all of the transactions between our company and Lockton Companies were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

In connection with our new bank loan agreement, Mr. Kupper, our Chairman and Chief Executive Officer, has personally guaranteed $500,000 of the bank loan. During the third quarter of fiscal 2002, the Company financed its purchase of the clients of RGSD by borrowing $125,000 from Mr. Kupper. This loan calls for sixty monthly payments of $2,416.65 consisting of principal and interest at a rate of 6%. The clients purchased from RGSD secure the loan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1.       Financial Statements

Kupper Parker Communications, Incorporated and Subsidiaries
         Report of Independent Public Accountants
         Consolidated Balance Sheets as of October 31, 2002 and 2001 Consolidated Statements of Operations for the years ended October 31, 2002 and 2001
         Consolidated Statements of Stockholders' Equity for the years ended October 31, 2002 and 2001
         Consolidated Statements of Cash Flows for the years ended October 31, 2002 and 2001
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.       Exhibits

See "INDEX TO EXHIBITS" on page 30 of this Form 10-KSB.

(b)      Reports on Form 8-K

In a Form 8-K filed on June 12, 2002, the Board of Directors of the Registrant, upon recommendation of its audit committee, engaged Rubin, Brown, Gornstein & Co. LLP ("RBG"), independent accountants, as the principal accountant to audit the Registrant's financial statements for fiscal year 2002. The Board of Directors decided not to reengage Arthur Andersen LLP ("Arthur Andersen") for fiscal year 2002. Arthur Andersen audited the Registrant's financial statements for fiscal years 2000 and 2001, and served as the Registrant's principal accountant since 1999.

ITEM 14. CONTROLS AND PROCEDURES.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) as of a date within 90 days prior to the filing of this annual report (the Evaluation
Date). Based on such evaluation, the Company's management has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company's periodic reports under the Exchange Act. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of February, 2003.

Kupper Parker Communications, Incorporated
By: /s/ Bruce Kupper
--------------------
Bruce Kupper
Chief Executive Officer (Principal Executive Officer)

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

Signed: /s/ Bruce Kupper                   Dated: January 27, 2003
------------------------
Bruce Kupper
Chief Executive Officer
(Principal Executive Officer), Director

Signed: /s/ Mary De Hahn                   Dated: January 27, 2003
------------------------
Mary De Hahn
Chief Operating Officer, Director

Signed: /s/ John Rezich                    Dated: January 27, 2003
-----------------------
John Rezich
Chief Financial Officer, Director

Signed: /s/ Chris Santry                   Dated: January 27, 2003
------------------------
Chris Santry
Director

Signed: /s/ Gary Roberts                   Dated: January 27, 2003
------------------------
Gary Roberts
Director

Signed: /s/ S. Lee Kling                   Dated: January 27, 2003
------------------------
S. Lee Kling
Director

Signed: /s/ James Saitz                    Dated: January 27, 2003
-----------------------
James Saitz
Director

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Bruce Kupper, certify that:

     1. I have reviewed this annual report on Form 10-K of Kupper Parker Communications, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003

/s/ Bruce Kupper
----------------
Bruce Kupper
Chairman and Chief Executive Officer
Kupper Parker Communications, Incorporated

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, John Rezich, certify that:

     1. I have reviewed this annual report on Form 10-K of Kupper Parker Communications, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003

/s/ John Rezich
---------------
John Rezich
Chief Financial Officer
Kupper Parker Communications, Incorporated

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                                     EXHIBIT DESCRIPTION
-------                                   -------------------
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

  3.3               Amendment to Certificate of Incorporation - Filed as an
                    Exhibit to the Company's Form 10-KSB for the year ended
                    October 31, 2000 and incorporated herein by reference.

  3.4 Amended and Restated Bylaws - Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.
                    33-26372NY) and incorporated herein by reference.

  3.5               Amendment to Bylaws - - Filed as an Exhibit to the Company's
                    Form 10-KSB for the year ended October 31, 2000 and incorporated herein by reference.

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

 10.2               Amendment Number 2 to 1988 Stock Option Plan - - Filed as an
                    Exhibit to the Company's Form 10-KSB for the year ended
                    October 31, 2000 and incorporated herein by reference.

 10.3               Employment Agreement of Ronald Greenstone - Filed as an
                    Exhibit to the Company's Form 10-KSB for the year ended
                    October 31, 2000 and incorporated herein by reference.

 10.4 Employment Agreement of Gary Roberts - Filed as an Exhibit to the Company's Form 10-KSB for the year ended October 31, 2000 and incorporated herein by reference.

 10.5 Employment Agreement of Bruce Kupper - Filed as an Exhibit to the Company's Form 10-KSB for the year ended October 31, 2000 and incorporated herein by reference.

 10.5a              Amendment to Employment Agreement of Bruce Kupper

 10.6               Employment Agreement of Chris Santry

 99.1* Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2* Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

================================================================================



                          KUPPER PARKER COMMUNICATIONS,
                          INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002



================================================================================

CONTENTS
================================================================================

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORTS................................................1-2


CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets................................................3

    Consolidated Statements of Operations......................................4

    Consolidated Statements Of Stockholders' Equity............................5

    Consolidated Statements Of Cash Flows......................................6

    Notes To Consolidated Financial Statements..............................7-27

                             [RBG & CO. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Kupper Parker Communications, Incorporated
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2002, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
December 27, 2002 (Except for the fourth paragraph of Note 8, as to which the date is January 27, 2003)

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


/s/ Arthur Andersen LLP

St. Louis, Missouri,
   January 24, 2002

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                                                              OCTOBER 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $    931,619    $  1,830,860
   Accounts receivable, net of allowance for bad debts of
      $434,926 in 2002 and $417,876 in 2001                             9,176,835      10,039,151
   Other current assets                                                   596,136       1,107,867
                                                                     ------------    ------------
         TOTAL CURRENT ASSETS                                          10,704,590      12,977,878
PROPERTY AND EQUIPMENT, NET                                               780,612       1,202,899

GOODWILL AND OTHER INTANGIBLES, NET OF ACCUMULATED
   AMORTIZATION OF $418,483 IN 2002 AND $388,323 IN 2001                4,186,545       6,131,108

OTHER ASSETS                                                              435,470         441,172
                                                                     ------------    ------------
                                                                     $ 16,107,217    $ 20,753,057
                                                                     ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                              $  1,172,348    $    365,073
   Short-term bank borrowings                                                  --       1,900,328
   Accounts payable                                                    12,056,867      12,899,867
   Accrued expenses                                                     1,429,680       1,973,260
                                                                     ------------    ------------
      TOTAL CURRENT LIABILITIES                                        14,658,895      17,138,528
                                                                     ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, less current maturities                              2,166,115         389,224
   Deferred compensation                                                  207,902         634,601
                                                                     ------------    ------------
         TOTAL LONG-TERM LIABILITIES                                    2,374,017       1,023,825
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (SEE NOTES 9 AND 12)

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.10 stated value, 30,000,000 shares authorized,
      6,200,094 shares in 2002 and 6,168,254 shares in 2001 issued        620,009         616,825
   Paid-in capital                                                      3,459,349       3,454,643
   Accumulated deficit                                                 (4,332,729)       (868,884)
   Treasury stock, at cost; 383,187 shares in 2002 and
      141,723 shares in 2001                                             (672,324)       (611,958)
   Accumulated other comprehensive income                                      --              78
                                                                     ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (925,695)      2,590,704
                                                                     ------------    ------------

                                                                     $ 16,107,217    $ 20,753,057
                                                                     ============    ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 3

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    FOR THE YEARS
                                                  ENDED OCTOBER 31,
                                            ----------------------------
                                                2002            2001
                                            ------------    ------------
REVENUES                                    $ 14,205,409    $ 13,666,835
                                            ------------    ------------

OPERATING EXPENSES
   Salaries and benefits                      10,603,845      10,252,983
   Office and general                          3,973,198       3,669,716
   Unusual items                               2,957,484              --
                                            ------------    ------------
      TOTAL OPERATING EXPENSES                17,534,527      13,922,699
                                            ------------    ------------

LOSS FROM OPERATIONS                          (3,329,118)       (255,864)
                                            ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                15,651          60,832
   Interest expense                             (150,378)        (73,765)
                                            ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)              (134,727)        (12,933)
                                            ------------    ------------

LOSS BEFORE CREDIT FOR INCOME TAXES           (3,463,845)       (268,797)

CREDIT FOR INCOME TAXES                               --         (37,230)
                                            ------------    ------------

NET LOSS                                    $ (3,463,845)   $   (231,567)
                                            ============    ============

BASIC AND DILUTED LOSS PER SHARE            $      (0.58)   $      (0.04)
                                            ============    ============

WEIGHTED AVERAGE SHARES USED IN BASIC AND
   DILUTED PER SHARE COMPUTATION               5,989,178       5,815,395
                                            ============    ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 4

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                                                         ACCUMULATED
                                   COMMON STOCK                                     TREASURY STOCK          OTHER
                               --------------------     PAID-IN      RETAINED     -------------------   COMPREHENSIVE
                                SHARES      AMOUNT      CAPITAL      EARNINGS      SHARES     AMOUNT        INCOME         TOTAL
                               ---------   --------   ----------   -----------    -------   ---------   -------------  ------------

Balance - November 1, 2000     5,833,950   $583,395   $2,964,520   $  (637,317)   141,723   $(611,958)  $         --   $  2,298,640
Foreign currency translation          --         --           --            --         --          --             78             78
Effect of acquisitions as
   described in Note 2           334,304     33,430      490,123            --         --          --        523,553
Net loss                              --         --           --      (231,567)        --          --             --       (231,567)
                               ---------   --------   ----------   -----------    -------   ---------   ------------   ------------

Balance - October 31, 2001     6,168,254    616,825    3,454,643      (868,884)   141,723    (611,958)            78      2,590,704

Shares Issued                      1,000        100           80            --         --          --             --            180
Foreign currency translation          --         --           --            --         --          --            (78)           (78)
Effect of sale of subsidiary
   as described in Note 17            --         --           --            --    241,464     (60,366)            --        (60,366)
Effect of sale of subsidiary
   as described in Note 2         30,840      3,084        4,626            --         --          --             --          7,710
Net loss                              --         --           --    (3,463,845)        --          --             --     (3,463,845)
                               ---------   --------   ----------   -----------    -------   ---------   ------------   ------------

Balance - October 31, 2002     6,200,094   $620,009   $3,459,349   $(4,332,729)   383,187   $(672,324)  $         --   $   (925,695)
                               =========   ========   ==========   ===========    =======   =========   ============   ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 5

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS
                                                                            ENDED OCTOBER 31,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $ (3,463,845)   $   (231,567)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                     713,274         535,598
         Goodwill impairment loss                                        1,991,003              --
         Loss on sale of subsidiary                                        570,794              --
         Loss on disposal of property and equipment                         68,909              --
         Deferred income taxes                                                  --         (69,262)
         Bad debt provision                                                283,413         194,134
         Change in assets and liabilities:
            Decrease in accounts receivable                                578,903         292,006
            Decrease in other current assets                               511,731         303,019
            (Increase) decrease in other assets                              5,702         (29,644)
            Decrease in accounts payable                                  (843,000)     (1,079,034)
            Increase (decrease) in accrued expenses                       (543,580)        590,965
            Decrease in other long-term liabilities                       (133,887)       (668,928)
                                                                      ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                     (260,583)       (162,713)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      (46,955)       (120,044)
   Purchase of 12% interest in CIB (Note 2)                                     --        (156,629)
   Cost of acquired companies, net of cash received                       (125,000)     (1,155,293)
                                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (171,955)     (1,431,966)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                             (416,235)       (102,158)
   Proceeds from issuance of long-term borrowings                          125,000              --
   Proceeds from issuance of short-term borrowings, net of payments             --       1,350,328
   Payments of short-term borrowings, net of borrowings                   (173,159)             --
                                                                      ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (464,394)      1,248,170
                                                                      ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH                                            (2,309)            317
                                                                      ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (899,241)       (346,192)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            1,830,860       2,177,052
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $    931,619    $  1,830,860
                                                                      ============    ============


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 6

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Kupper Parker Communications, Incorporated and its wholly owned subsidiaries (collectively the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

         FISCAL YEAR

         The Company's fiscal year ends on October 31. References to years refer to fiscal years rather than calendar years.

         NATURE OF OPERATIONS

         The Company is an advertising and marketing communications business. The Company provides professional promotion services, advertising services, public relations services, direct marketing services and interactive services through various forms of media including television, radio, print and the Internet. In addition to its headquarters in St. Louis, Missouri, the Company has satellite offices located in Melville, New York; Boston, Massachusetts; Kansas City, Missouri; Memphis, Tennessee; and Louisville, Kentucky. The Company operates in only one segment.


--------------------------------------------------------------------------------
                                                                          Page 7

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to June 30, 2001, are required to be accounted for under SFAS No. 142 beginning on November 1, 2002. Management is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on the Company's results of operations, financial position and cash flows.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will adopt SFAS No. 144 in 2003. Management believes the adoption of SFAS No. 144 will not materially impact the Company's consolidated financial position, results of operations or cash flows.

         In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 in 2003. Management believes the adoption of SFAS No. 145 will not materially impact the Company's consolidated financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
                                                                          Page 8

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 changes the timing of when certain costs associated with restructuring activities may be recognized. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. Management believes the adoption of SFAS No. 146 will not materially impact the Company's consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148 in 2003. Management believes the adoption of SFAS No. 148 will not materially impact the Company's consolidated financial position, results of operations or cash flows.

         BUSINESS COMBINATIONS

         The Company has applied the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 (APB No. 16), Business Combinations, to all business acquisition transactions that were consummated prior to July 1, 2001.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141 for all acquisitions consummated subsequent to June 30, 2001.

         USE OF ESTIMATES

         The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.


--------------------------------------------------------------------------------
                                                                          Page 9

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


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

         ACCOUNTS RECEIVABLE

         Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company computes depreciation and amortization using the straight-line method over the estimated useful life of the related asset as follows:

Equipment                                                            3 - 5 years
Furniture and fixtures                                               5 - 7 years
Leasehold improvements           Lease term or useful life, whichever is shorter


--------------------------------------------------------------------------------
                                                                         Page 10

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         GOODWILL AND OTHER INTANGIBLES

         The Company has recorded net goodwill and other intangible assets of $3,850,986 and $335,559, and $5,811,108 and $320,000, at October 31,
         2002 and 2001, respectively. Other intangible assets are comprised of non-contractual customer relationships of $200,286 and $185,000 at October 31, 2002 and 2001, respectively, and trademarks of $135,273 and $135,000 at October 31, 2002 and 2001, respectively. The Company amortizes goodwill arising from business combinations consummated prior to July 1, 2001, over periods from 10-20 years. The Company does not amortize goodwill arising from business combinations completed after June 30, 2001, in accordance with SFAS No. 142. Other intangible assets are amortized over three years. Amortization of goodwill and other intangibles using the straight-line method amounted to $317,519 and $176,035 in 2002 and 2001, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred compensation approximate fair value because of the short maturity of those instruments. At October 31, 2002 and 2001, the Company estimates that the fair value of its long-term debt is not materially different from its financial statement carrying value. The fair value of long-term debt was estimated using quoted market prices or discounted future cash flows.

         STOCK OPTIONS

         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, Accounting for Stock-Based Compensation.

         EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing the net loss by the weighted average number of shares outstanding, unless the calculation is anti-dilutive. For all periods presented, the effect of dilutive securities is anti-dilutive. As such, the denominator used in determining earnings per share is the same for both basic and dilutive earnings per share.


--------------------------------------------------------------------------------
                                                                         Page 11

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         IMPAIRMENT OF ASSETS

         The Company applies the provisions of SFAS No. 121 to goodwill and all other long-lived assets. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the assets over their remaining life, the carrying value of such asset is reduced to its estimated fair value.

         FOREIGN CURRENCY TRANSLATION

         The functional currency of CGT (UK) Limited is the British pound. The Company accounts for foreign currency translation in accordance with SFAS No. 52. The cumulative effect of this method is reflected as accumulated other comprehensive income in stockholders' equity.

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

         COMPREHENSIVE LOSS

         The Company classifies its accumulated other comprehensive loss, which is comprised solely of cumulative foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive loss for 2002 and 2001 is as follows:

                                                 2002            2001
                                             ------------    ------------

Net loss                                     $ (3,463,845)   $   (231,567)
Foreign currency translation                          (78)             78
                                             ------------    ------------

                                             $ (3,463,923)   $   (231,489)
                                             ============    ============


--------------------------------------------------------------------------------
                                                                         Page 12

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


2.       ACQUISITIONS

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

         Although Greenstone was the legal acquirer, Kupper Parker was the acquirer for accounting purposes because the former Kupper Parker stockholders obtained a controlling voting interest in Greenstone as a result of this "reverse acquisition." The purchase price consisted of $1,350,000 in cash, excluding cash acquired of $1,118,000, $806,000 of stock and $158,000 of acquisition costs. The acquisition was accounted for using the purchase method of accounting whereby the purchase price of $2.3 million was allocated to the assets acquired and liabilities assumed based on their relative fair values totaling $1.2 million and amounts assigned to other long-term liabilities related to employment agreements with several former Greenstone employees of approximately $1.4 million classified as deferred compensation on the accompanying consolidated balance sheet. Goodwill of approximately $2.5 million was recorded representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed and is being amortized over 20 years. During 2001, the Company finalized the allocation of the purchase price by increasing goodwill and the deferred tax valuation allowance each by $183,000.

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


--------------------------------------------------------------------------------
                                                                         Page 13

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         In November 2000, the Company acquired all of the outstanding capital stock of Chameleon Design, Inc. (Chameleon), a Missouri corporation that specializes in interactive design and development, in exchange for 62,000 shares of its common stock. Under the terms of the acquisition agreement, the Company has subsequently issued an additional 30,840 shares of its common stock to the former Chameleon shareholders during both 2002 and 2001 because Chameleon met its revenue targets in 2002 and 2001. The Company has satisfied all earnout obligations related to this transaction. The total purchase price paid by the Company is $208,262, consisting of $193,550 in common stock and $14,712 in third-party costs incurred in connection with this acquisition. At the date of acquisition, Chameleon had net liabilities of $2,453, consisting of accounts receivable of $33,212 and accounts payable and accrued liabilities of $35,665. The excess of purchase price over the fair value of assets acquired of $203,005, which is nondeductible for tax purposes, has been assigned to goodwill and is being amortized over ten years.

         In November 2000, the Company purchased a 12% interest in The Communications in Business Group Limited (CIB), a London-based communications agency for $156,629. This investment is being accounted for under the cost method and is included in other assets on the consolidated balance sheet.

         In February 2001, the Company acquired all of the outstanding shares of CGT (UK) Limited (CGT), a London-based strategic marketing communications agency, in exchange for $475,000 in cash and 70,000 shares of its common stock. Under the terms of the acquisition agreement, the Company subsequently issued an additional 171,464 shares of its common stock to the former CGT shareholders during 2001 to satisfy its obligation in accordance with the acquisition agreement. The total purchase price paid by the Company for CGT is $877,367, consisting of $475,000 in cash, $337,714 in common stock and $64,653 in third-party costs incurred in connection with this acquisition. At the date of acquisition, CGT had net assets of $377,296, consisting of cash of $141,851, accounts receivable of $279,151, prepaid expenses of $54,354, property and equipment of $58,261, and accounts payable and accrued liabilities of $156,321. The excess of purchase price over the fair value of assets acquired of $500,071, which is nondeductible for tax purposes, has been assigned to goodwill and is being amortized over 20 years. As further discussed in Note 17, the Company sold CGT during 2002.


--------------------------------------------------------------------------------
                                                                         Page 14

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         In October 2001, the Company acquired all of the outstanding shares of Christopher Thomas Associates, Inc. (Christopher Thomas), a strategic marketing communications agency with offices in Melville, New York, Stamford, Connecticut and Boston Massachusetts in exchange for $1,450,000 in cash and a noninterest bearing note payable to the former shareholders of Christopher Thomas for eight quarterly payments of $75,000. Under the terms of the acquisition agreement, as amended, the Company issued a non-interest bearing note totaling $1,196,950 during 2002 to the former shareholders of Christopher Thomas because Christopher Thomas met its revenue goals for 2002.The Company is obligated to pay $900,000 in cash to the former shareholders of Christopher Thomas if Christopher Thomas meets its revenue targets for 2003. To date, the total purchase price paid by the Company is $3,172,038, consisting of $1,450,000 in cash, the noninterest bearing note payable with a present value totaling $1,677,994 (a 6% rate of interest was used to discount the note payable) and $44,044 in third-party costs incurred in connection with this acquisition. At the date of acquisition, Christopher Thomas had net liabilities of $674,896, consisting of cash of $735,383, accounts receivable of $3,165,839, prepaid expenses of $210,592, property and equipment of $238,236, other non-current assets of $25,793, accounts payable and accrued liabilities of $4,989,501, and long-term debt of $61,238. The excess of purchase price over the fair value of assets acquired was $3,846,934. Of this amount, $185,000 and $135,000 have been assigned to intangible assets for non-contractual customer relationships and trade name that have been determined to have lives of three years for financial statement amortization purposes. The residual excess of purchase price over the fair value of assets acquired of $3,526,934 has been assigned to goodwill and will not be amortized for financial statement purposes in accordance with SFAS No. 142. The amounts assigned to intangible assets are deductible for tax purposes over a 15 year life. The amount assigned to goodwill is not deductible for tax purposes.

         On July 31, 2002, the Company acquired the clients of RGSD, a Memphis-based media buying service for $125,000 in cash. Under the terms of the acquisition agreement, the Company is obligated to make an additional cash payment of $125,000 if the clients purchased from RGSD deliver $391,000 in revenues for the twelve month period ended July 31, 2003. The initial purchase price of $125,000 has been assigned to intangible assets for non-contractual customer relationships and is being amortized over three years.


--------------------------------------------------------------------------------
                                                                         Page 15

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         The following information reflects un-audited pro forma operating results for the year ended October 31, 2001, assuming that these acquisitions were consummated on November 1, 2000:

Revenues                                                       $ 18,553,207
Loss before taxes                                                  (384,593)
Net loss                                                           (305,219)
Basic and diluted net loss per share                                  (0.05)

         The unaudited pro forma financial information has been presented for comparative purposes only and does not purport to be indicative of the results of operations that would have actually resulted had these acquisitions occurred on November 1, 2000, or which may result in the future. The pro forma financial information includes goodwill amortization for business combinations made prior to July 1, 2001, and amortization of other intangible assets with definite lives for business combinations made after June 30, 2001.


3.       ALLOWANCE FOR BAD DEBTS

         Changes in the Company's allowance for bad debts for 2002 and 2001, were as follows:

            BALANCE AT                   PROVISION      WRITE-OFFS,   BALANCE AT
            BEGINNING                   FOR DOUBTFUL      NET OF        END OF
YEAR         OF YEAR     ACQUISITIONS     ACCOUNTS      RECOVERIES       YEAR
----        ----------   ------------   ------------   ------------   ----------
2002        $  417,876   $         --   $    283,413   $   (266,363)  $  434,926

2001        $  208,355   $    105,443   $    194,134   $    (90,056)  $  417,876

--------------------------------------------------------------------------------
                                                                         Page 16

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


4.       OTHER CURRENT ASSETS

         Other current assets consist of:

                                                       2002           2001
                                                   ------------   ------------

Expenditures billable to clients                   $    371,749   $    622,037
Deferred income taxes                                    35,784         35,784
Prepaid expenses and other                              188,603        450,046
                                                   ------------   ------------

                                                   $    596,136   $  1,107,867
                                                   ============   ============


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                       2002           2001
                                                   ------------   ------------

Equipment                                          $  1,168,782   $  1,298,395
Furniture and fixtures                                  890,828        918,574
Leasehold improvements                                  346,372        317,975
                                                      2,405,982      2,534,944
Less: Accumulated depreciation and
   amortization                                       1,625,370      1,332,045
                                                   ------------   ------------

                                                   $    780,612   $  1,202,899
                                                   ============   ============

         Depreciation and amortization expense of property and equipment totaled $395,755 and $359,563 during 2002 and 2001, respectively.


--------------------------------------------------------------------------------
                                                                         Page 17

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


6.       IMPAIRMENT OF GOODWILL

         In October 2002, the Company wrote off goodwill related to its acquisition of Greenstone Roberts resulting in a charge of $1,991,003 in accordance with the provisions of SFAS No. 121. This write off is included in unusual items, separately stated on the statement of operations. In the opinion of Company management, this goodwill became impaired during 2002 because of a decline in revenues from Greenstone Roberts clients and due to the retirement of two key executives of that operation. As a result, projected future cash flows from this subsidiary were determined to be less than the carrying value of the subsidiary's long-lived asset. The revised carrying value of the goodwill was calculated using discounted estimated future cash flows.


7.       ACCRUED EXPENSES

         Accrued expenses consist of:

                                                     2002           2001
                                                 ------------   ------------

Current portion of deferred compensation         $    490,305   $    681,175
Accrued lease expense                                 593,630        447,837
Accrued commissions and bonuses                       102,167        216,902
Other accrued expenses                                243,578        627,346
                                                 ------------   ------------

                                                 $  1,429,680   $  1,973,260
                                                 ============   ============


8.       LINE OF CREDIT AND LONG-TERM DEBT

         The Company had a $1,000,000 revolving line-of-credit with a bank. Borrowings under this agreement were secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement was payable monthly at the prime rate less 0.5% (5.0% at October 31, 2001). This line of credit expired on May 20, 2002. The outstanding balance of this line of credit was $400,000 at October 31, 2001.


--------------------------------------------------------------------------------
                                                                         Page 18

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         In October 2001, the Company borrowed $1,500,328 from a bank with a six-month maturity to finance the acquisition of Christopher Thomas. Borrowings under this short-term borrowing arrangement were secured by accounts receivable and the assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on borrowings under this arrangement were payable monthly at the prime rate (5.5% at October 31, 2001).

         The Company has a $1,950,328 term note dated May 29, 2002 with a bank. This term note is a result of combining the debt owed on the expired line-of-credit agreement and the acquisition debt utilized to obtain Christopher Thomas. Borrowings under this agreement are secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement is payable monthly at the prime rate (4.75% at October 31, 2002). This term note matures February 28, 2003. The outstanding balance of this term note is $1,727,169 at October 31, 2002.

         Subsequent to October 31, 2002, the Company signed a new loan agreement dated January 27, 2003, to refinance and modify its existing term note. The new loan agreement is in the amount of $1,645,905 with a maturity date of December 29, 2003 and required monthly principal payments of $29,926, plus interest at the bank's prime rate of at least 4.75%. As such, the existing term loan at October 31, 2002, less current maturities is classified as long-term debt on the accompanying balance sheet. In addition, the Company may be required to pay additional principal payments equal to 25% of quarterly earnings in excess of $300,000 and 50% of quarterly earnings in excess of $400,000. Financial covenants include the maintenance of minimum quarterly net income, net worth and average debt service coverage as defined in the loan agreement. Borrowings are secured by accounts receivable, the assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer, and a $500,000 personal guarantee by the Company's chief executive officer.


--------------------------------------------------------------------------------
                                                                         Page 19

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         Long-term debt consists of:

                                                         2002           2001
                                                     ------------   ------------

Term note                                            $  1,727,169   $         --
Notes payable to former Christopher Thomas
   shareholders (Note 2)                                1,375,483        564,251

Note payable to stockholder (Notes 2 and 16)              119,599             --
Subordinated debt

Subordinated debt                                          60,565        129,188
5.5% note payable                                          55,647         60,858
                                                     ------------   ------------
                                                        3,338,463        754,297
Less:  Current maturities                               1,172,348        365,073
                                                     ------------   ------------

                                                     $  2,166,115   $    389,224
                                                     ============   ============

         The scheduled maturities of long-term debt at October 31, 2002 are as follows:

YEAR                                            AMOUNT
----                                         -----------

2003                                         $ 1,172,348
2004                                           2,046,250
2005                                              29,851
2006                                              31,411
2007                                              25,777
Thereafter                                        32,826
                                             -----------

                                             $ 3,338,463
                                             ===========

         The terms of the subordinated promissory note call for 120 equal monthly payments of principal and interest of $6,217 at a 6.1% interest rate.

         The terms of the 5.5% note payable call for 180 monthly payments of $380 in principal together with interest on the unpaid balance of the loan at an annual rate of 5.5%.

         The terms of the stockholder note payable call for 60 equal monthly payments of principal and interest of $2,417 at a 6% annual interest rate.


--------------------------------------------------------------------------------
                                                                         Page 20

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


9.       CONTINGENCIES

         The Company is involved in various claims and legal actions incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate outcome will not have a material effect on the Company's results of operations or financial position.


10.      STOCK OPTIONS

         Under the Company's 1988 stock option plan, grants of stock options can be made to certain employees and directors at a price equal to 100% of the fair market value of stock on the date of grant. Options have vesting periods that range from immediate vesting at the date of grant to a period of one year after the date of grant. Options are generally exercisable up to six years after the date of grant. Exercise prices range from $0.0002 to $2.75 for options outstanding at October 31, 2002. The weighted average remaining contractual life for options outstanding at October 31, 2002, was 2.3 years.

         A summary of the status of the Company's stock options as of October 31, 2002 and 2001 and changes during the years then ended is presented in the table below:

                                         2002                        2001
                               -----------------------     ------------------------
                                   WEIGHTED AVERAGE            Weighted Average
                               -----------------------     ------------------------
                                SHARES  EXERCISE PRICE      Shares   Exercise Price
                               -------  --------------     -------   --------------
Outstanding at beginning
    of year                    321,300     $   0.74        274,600      $   0.70
Granted                        290,100         0.61         50,000          1.05
Lapsed/canceled                (42,250)        0.74         (3,300)         1.94
                               -------     --------        -------      --------

                               569,150     $   0.68        321,300      $   0.74
                               =======     ========        =======      ========

Options exercisable at
    end of year                320,050     $   0.74        271,300      $   0.70
                               =======     ========        =======      ========

Options available for
    future Grant                80,850                     328,700
                               =======                     =======

Weighted average fair
    value for options
    granted during the
    year                                   $   0.44                     $   0.68
                                           ========                     ========


--------------------------------------------------------------------------------
                                                                         Page 21

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company granted 290,100 options in 2002 and 50,000 options in 2001. The following weighted-average assumptions were used in determining the fair value of options granted in 2002 and 2001: risk-free interest rate of 4.5% and 3.9%; expected dividend yield of zero; expected volatility of 165% and 69%; and expected life of six years. If the Company had adopted the provisions of SFAS No. 123, the impact on reported net loss for 2002 and 2001 would be to increase the net loss by $83,825 and $13,275, respectively. The impact on reported basic and diluted loss per share for 2002 would be to increase the loss per share by $0.01. Basic and diluted loss per share for 2001 would not have changed.


11.      RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

         The Company has two 401(k) plans. The Company's annual contributions to the 401(k) plans are discretionary, but may not exceed the amounts permitted as deductible expense under the Internal Revenue Code. During 2002 and 2001, the Company did not make contributions to these plans.


12.      LEASE OBLIGATIONS

         The Company leases all of its office facilities under operating leases. Rental expense on these leases was $ 1,393,837 in 2002 and $1,275,387 in 2001.

         The future minimum rental obligations for these leases are as follows:

YEAR                                                  AMOUNT
----                                               -----------

2003                                               $ 1,098,898
2004                                                   978,413
2005                                                   930,766
2006                                                   933,899
2007                                                   946,120
Thereafter                                           1,746,806
                                                   -----------

Total                                              $ 6,634,902
                                                   ===========


--------------------------------------------------------------------------------
                                                                         Page 22

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


13.      FEDERAL AND STATE INCOME TAXES

         In connection with the acquisition of Greenstone described in Note 2, the Company acquired net operating loss carry-forwards originating from operating losses previously incurred at Greenstone. Due to the change in control that occurred as a result of the acquisition, the Internal Revenue Code establishes certain annual limitations on the amount of the net operating loss carry-forwards that can be used by the Company to reduce its taxable income in any one given year. This annual limitation is approximately $138,000. These federal and state carry-forwards expire in various years starting in 2012 through 2021.

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

         The components of pretax income (loss) were as follows:

                                                      2002              2001
                                                  ------------      ------------

United States                                     $ (3,322,694)     $   (431,910)
Foreign                                               (141,151)          163,113
                                                  ------------      ------------

                                                  $ (3,463,845)     $   (268,797)
                                                  ============      ============

         The income tax provision consisted of the following:

                                                      2002            2001
                                                  ------------    ------------

Current payable:
   Federal                                        $         --    $         --
   State                                                    --              --
   Foreign                                                  --          32,062
                                                  ------------    ------------
                                                            --          32,062
                                                  ------------    ------------

Deferred:
   Federal                                                  --         (53,544)
   State                                                    --         (15,748)
                                                  ------------    ------------
                                                            --         (69,292)
                                                  ------------    ------------

                                                  $         --    $    (37,230)
                                                  ============    ============


--------------------------------------------------------------------------------
                                                                         Page 23

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         The tax effect of significant temporary differences representing deferred tax assets (liabilities) as of October 31, 2002 and 2001, were as follows:

                                                     2002            2001
                                                 ------------    ------------

Current deferred:
   Reserve for bad debts                         $    246,303    $    239,483
   Charitable contribution carryover                   35,127          35,086
   Accrued lease expense                               60,099          60,000
   Other                                               12,377           2,146
   Valuation allowance                               (318,122)       (300,931)
                                                 ------------    ------------

                                                 $     35,784    $     35,784
                                                 ============    ============

                                                       2002            2001
                                                   ------------    ------------

Long-term deferred:
   Net operating loss carry forwards               $  1,347,389    $  1,252,610
   Accrued lease expense                                168,461         149,699
   Deferred compensation                                266,308         505,408
   Goodwill                                             194,590         210,327
   Compensation expense related to stock options         44,961          44,961
   Capital loss carry forward                           315,244              --
   Property and equipment                               (76,567)       (122,582)
   Valuation allowance                               (2,148,147)     (1,928,184)
                                                   ------------    ------------

                                                   $    112,239    $    112,239
                                                   ============    ============

         The reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

                                                       2002            2001
                                                   ------------    ------------

Provision for federal income taxes at the
   statutory rate                                  $ (1,177,707)   $    (91,391)
State taxes, net of federal tax benefit                      --         (10,394)
Impact of foreign operations                                 --         (23,395)
Impact of nondeductible goodwill amortization            67,112          59,852
Nondeductible travel and entertainment                    8,500          22,506
Goodwill impairment loss                                832,871              --
Increase in valuation allowance                         237,154              --
Other                                                    32,070           5,592
                                                   ------------    ------------

                                                   $         --    $    (37,230)
                                                   ============    ============


--------------------------------------------------------------------------------
                                                                         Page 24

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


14.      SUPPLEMENTAL CASH FLOW DATA

         Interest and income taxes paid were as follows:

                                                         2002           2001
                                                     ------------   ------------
Interest                                             $    103,546   $     55,550
Income taxes                                                   --   $     49,674

         Non-cash transactions in investing activities were as follows:

                                                         2002           2001
                                                     ------------   ------------

Common stock issued in business acquisitions         $      7,710   $    523,553


15.      GEOGRAPHIC AREAS

         Revenue and long-lived assets are presented below by major geographic areas:

                                                       2002           2001
                                                   ------------   ------------

Revenue:
   United States                                   $ 13,796,867   $ 12,979,457
   United Kingdom                                       408,542        687,378
                                                   ------------   ------------

                                                   $ 14,205,409   $ 13,666,835
                                                   ============   ============


Long-Lived Assets
   United States                                   $  5,402,627   $  7,072,722
   United Kingdom                                            --        702,457
                                                   ------------   ------------

                                                   $  5,402,627   $  7,775,179
                                                   ============   ============


         Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets and other assets are allocated based upon the location of the related operation.


--------------------------------------------------------------------------------
                                                                         Page 25

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


16.      RELATED PARTY TRANSACTIONS

         A member of the Company's Board of Directors is the Chairman and Chief Executive Officer of the bank with which the Company had borrowings outstanding at October 31, 2002 and 2001, of $1,727,169 and $1,900,328,
         respectively. Interest expense related to these borrowings during 2002 and 2001 totaled $117,964 and $38,383, respectively. The company provided certain advertising and other communications services to this bank during 2002 and 2001 generating revenues of $ 87,100 and $61,482, respectively. Included in accounts receivable at October 31, 2002 and 2001 was $2,509 and $2,500, respectively, due from this bank.

         A member of the Company's Board of Directors is affiliated with an insurance brokerage firm that provided the Company with certain insurance brokerage services totaling $72,362 and $53,157 during 2002 and 2001, respectively.

         A stockholder of the Company loaned the Company $125,000 in connection with the acquisition of RGSD as described in Note 2.

         Management believes that all related party transactions were made on terms no less favorable than those that either party could have obtained from an unaffiliated third party.


17.      UNUSUAL ITEMS

         In October 2002, the Company wrote off goodwill related to its acquisition of Greenstone Roberts resulting in a charge of $1,991,003 in accordance with the provisions of SFAS No. 121. See Note 6 for further discussion.

         In December 2001, the Company aborted a private placement securities offering that was initiated during 2001 and recognized a charge of $160,562 in 2002 to write off equity issuance costs capitalized at October 31, 2001.

         In September 2002, the Company sold CGT to its management for $60,000 in cash and 241,464 shares of the Company's stock, which is held and recorded as treasury stock in the accompanying consolidated financial statements. The sale resulted in a loss of $570,794 including a goodwill write off of $466,660.

         In October 2002, the Company closed its Stamford, Connecticut office and terminated the related lease, resulting in a charge of $188,473.


--------------------------------------------------------------------------------
                                                                         Page 26

KUPPER PARKER COMMUNICATIONS, INCORPORATED
    AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


         During 2002 the Company sold its New Orleans operations to the management of that operation and closed its office in Chicago. As a result, the Company recorded a charge of $46,652 consisting of accrued lease liabilities required as a result of these transactions.


--------------------------------------------------------------------------------
                                                                         Page 27