Form 10QSB
period 2003-01-31
KUPPER PARKER COMMUNICATIONS INC
filed 2003-03-17
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

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


                 8301 Maryland Avenue, St. Louis, Missouri 63105
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,816,907 shares of Common Stock, par value $0.01, as of March 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                              -----     -----

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                                  Page Number
                                                                                  -----------
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 January 31, 2003 (Unaudited) and October 31, 2002                       3

                 Condensed Consolidated Statements of Operations for
                 the three months ended January 31, 2003 and 2002
                 (Unaudited)                                                             4

                 Condensed Consolidated Statements of Cash Flows for
                 the three months ended January 31, 2003 and 2002                        5
                 (Unaudited)

                 Notes to Condensed Consolidated Financial Statements                    6
                 (Unaudited)

Item 2.          Management's Discussion and Analysis of Financial
                 Condition or Plan of Operation                                          9

Item 3.          Controls and Procedures                                                11

                           PART II - OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K                                       12

                 Signatures                                                             12

                 Certifications                                                         13


           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          (Unaudited)

                                                                          January 31,     October 31,
                                                                              2003           2002
                                                                              ----           ----
ASSETS
    Current Assets
       Cash and cash equivalents                                         $  1,239,031    $    931,619
       Accounts receivable, net of allowance for bad debts
         of $423,346 and $434,926                                           6,992,781       9,176,835
       Other current assets                                                   693,655         596,136
                                                                         ------------    ------------
       Total Current Assets                                                 8,925,467      10,704,590
                                                                         ------------    ------------
        Property and equipment, net of accumulated depreciation
           and amortization of $1,709,399 and $1,625,370                      706,602         780,612

        Intangibles, net of accumulated amortization of
           $157,976 and $120,132                                              297,714         335,558
        Goodwill, net of accumulated amortization of $298,352               3,850,987       3,850,987
        Other assets                                                          437,018         435,470
                                                                         ------------    ------------
Total Assets                                                             $ 14,217,788    $ 16,107,217
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                             $  1,158,735    $  1,172,348
        Accounts payable                                                   10,090,152      12,056,867
        Accrued expenses                                                    1,631,698       1,429,680
                                                                         ------------    ------------
Total Current Liabilities                                                  12,880,585      17,138,528
                                                                         ------------    ------------

    Long-term Liabilities
         Long-term debt, less current maturities                            1,857,323       2,166,115
         Other long-term liabilities                                          123,094         207,902
                                                                         ------------    ------------
Total Long-term Liabilities                                                 1,980,417       2,374,017
                                                                         ------------    ------------

Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares authorized;
             6,200,094 shares issued                                          620,009         620,009
        Paid-in capital                                                     3,459,349       3,459,349
        Retained earnings (deficit)                                        (4,050,248)     (4,332,729)
        Treasury stock, at average cost; 383,187 shares                      (672,324)       (672,324)
                                                                         ------------    ------------
Total Shareholders' Equity (Deficit)                                         (643,214)       (925,695)
                                                                         ------------    ------------

Total Liabilities and Shareholders' Equity                               $ 14,217,788    $ 16,107,217
                                                                         ============    ============





     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                 FOR THE THREE MONTHS ENDED JANUARY 31,
                                 --------------------------------------
                                         2003           2002
                                         ----           ----

REVENUES                              $ 3,096,375    $ 3,722,319
                                      -----------    -----------

OPERATING EXPENSES:
       Salaries and Benefits            2,023,909      3,051,532
       Office and General                 742,869      1,007,374
       Unusual Items                            -        162,791

                                      -----------    -----------
       Total Operating Expenses         2,776,778      4,221,697
                                      -----------    -----------

       Operating Income (Loss)            329,597       (499,378)

OTHER INCOME (EXPENSE):
       Interest income                      1,945          7,757

       Interest expense                   (49,061)       (36,692)
                                      -----------    -----------
                                          (47,116)       (28,935)
                                      -----------    -----------

       Pretax Income (Loss)               282,481       (528,313)

PROVISION FOR TAXES                             -              -
                                      -----------    -----------

NET INCOME (LOSS)                     $   282,481    $  (528,313)
                                      ===========    ===========

EARNINGS PER SHARE

        Basic                         $      0.05    $     (0.09)
                                      ===========    ===========
        Diluted                       $      0.05    $     (0.09)
                                      ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                             FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                             --------------------------------------
                                                                                      2003           2002
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $   282,481    $  (528,313)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization                                                         120,701        184,060
  Provision for bad debts                                                              18,000         18,315
Changes in assets - (increase) decrease
  Accounts receivable                                                               2,166,054      3,227,058
  Other current assets                                                                (97,519)       464,833
  Other assets                                                                         (1,548)          (271)
Changes in liabilities - increase (decrease)
  Accounts payable                                                                 (1,966,715)    (2,894,447)
  Accrued expenses                                                                    117,210       (481,347)
  Other                                                                                20,941         (7,573)
                                                                                  -----------    -----------
Net Cash Provided By (Used In) Operating Activities                                   659,605        (17,685)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (9,524)       (14,803)
                                                                                  -----------    -----------
Net Cash Used In Investing Activities                                                  (9,524)       (14,803)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                           (342,669)       (93,231)
Payments of short-term bank borrowings                                                      -       (200,000)
                                                                                  -----------    -----------
Net Cash Used In Investing Activities                                                (342,669)      (293,231)
                                                                                  -----------    -----------

Impact Of Foreign Currency Translation On Cash                                              -        (12,280)
                                                                                  -----------    -----------

Net Increase (Decrease) In Cash And Cash Equivalents                                  307,412       (337,999)

Cash and cash equivalents, at beginning of year                                       931,619      1,830,860
                                                                                  -----------    -----------

Cash and cash equivalents, at end of period                                       $ 1,239,031    $ 1,492,861
                                                                                  ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003


1. These unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited interim financial statements be read in conjunction with the company's audited financial statements and notes thereto for the fiscal year ended October 31, 2002 included in the company's Form 10-KSB for the fiscal year ended October 31, 2002. Results of operations for interim periods are not necessarily indicative of annual results.

2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

3. A reconciliation of shares used in calculating basic and diluted earnings per share for the three months ended January 31, 2003 and 2002 is as follows:

                                                                                   2003              2002
                                                                             ----------------    -------------
        Basic                                                                       5,816,907        6,026,531
        Effect of assumed conversion of stock options                                 169,305              N/A
                                                                             ----------------    -------------
        Diluted                                                                     5,986,222        6,026,531
                                                                             ================    =============


4. The Company classifies its accumulated other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three months ended January 31, 2003 and 2002 are as follows:

                                                                                   2003              2002
                                                                             ----------------    -------------
        Net income (loss)                                                           $ 282,481       $(528,313)
        Foreign currency translation                                                   --             (13,796)
                                                                             ----------------    -------------
        Comprehensive income (loss)                                                 $ 282,481       $(542,109)
                                                                             ================    =============

5. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" effective November 1, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below. Due to the valuation allowance against the deferred tax asset, the pro forma deduction does not include the effect of a tax deduction in 2003.


                                                                                   2003              2002
                                                                             ----------------    -------------
        Net income (loss), as reported                                               $282,481       $(528,313)
        Deduct: total stock-based compensation expense determined under the
        fair value method                                                            (15,193)         (10,182)
                                                                             ----------------    -------------
        Pro forma net income (loss)                                                  $267,288       $(538,495)
                                                                             ================    =============

        Basic and diluted earnings (loss) per share - as reported                      $ 0.05         $ (0.09)
                                                                             ================    =============

        Basic and diluted earnings (loss) per share - pro forma                        $ 0.04         $ (0.09)
                                                                             ================    =============


6. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which superceded APB Opinion No 17, "Intangible Assets," established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2002, the Company ceased amortization of goodwill acquired prior to July 1, 2001. The Company has completed the transitional goodwill impairment test as of November 1, 2002, as required by SFAS No. 142. The fair values of the reporting units were estimated using both a discounted cash flow model and a market comparable approach (as prescribed in SFAS No. 142), which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company may be required to write-off the impaired portion of the goodwill, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

         The following table reflects net loss and net loss per share as if goodwill were not subject to amortization for the three months ended January 31, 2002.

                                                                                                     2002
                                                                                                 -------------
        Reported net income (loss)                                                                  $(528,313)
        Add back goodwill amortization                                                                 49,880
                                                                                                 -------------
        Adjusted net income (loss)                                                                  $(478,433)
                                                                                                 =============

        Reported net income (loss) per share (basic and diluted)                                      $ (0.09)
        Add back goodwill amortization                                                                   0.01
                                                                                                 -------------
        Adjusted net income (loss) per share (basic and diluted)                                      $ (0.08)
                                                                                                 =============



         Intangibles consists of the following:

                                                                             JANUARY 31,        OCTOBER 31,
                                                                                2003                2002
                                                                           ---------------    ----------------
        Customer lists                                                            $455,000            $455,000
        Trademark                                                                   10,690              10,690
                                                                           ---------------    ----------------
                                                                                  $455,690            $455,690
        Accumulated amortization                                                 (157,976)           (120,132)
                                                                           ---------------    ----------------
                                                                                  $297,714            $335,558
                                                                           ===============    ================


         Amortization of intangibles charged against income amounted to $37,844 for the quarter ended January 31, 2003 and 27,429 for the quarter ended January 31, 2002.


         Scheduled future amortization expense is as follows:

        YEAR                                                                                        AMOUNT
        2003                                                                                          $117,100
        2004                                                                                           145,801
        2005                                                                                            34,813
                                                                                                 -------------
                                                                                                      $297,714
                                                                                                 =============

7. On January 27, 2003, the Company amended its existing bank debt agreement. The amendment requires the Company to make monthly debt repayments of $29,926 beginning on February 28, 2003 together with monthly interest payments at the higher of bank's prime rate or 4.75%. The amended bank agreement is scheduled to mature on December 29, 2003, at which time the outstanding principal will be due. Under the terms of the amended loan agreement, the Company must meet certain minimum financial targets. These targets are: (i) the Company must report after-tax net earnings and an increase of net worth of at least $249,000 for the three months ending January 31, 2003, (ii) the Company must report after-tax net earnings and an increase of net worth of at least $528,000 for the six months ending April 30, 2003, (iii) the Company must report after-tax net earnings and an increase of net worth of at least $842,000 for the nine months ending July 31, 2003, (iv) the Company must report after-tax net earnings and an increase of net worth of at least $1,156,000 for the fiscal year ending October 31, 2003, and
         (v) the Company must maintain an average debt service coverage of 1.1 times for the fiscal year ending October 31, 2003. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of the Company, personally guaranteed $500,000 of the bank debt. The Company met the net worth and after-tax earnings covenants as of January 31, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2003

Revenues for the three months ended January 31, 2003 were $3,096,375, a 16.8% decrease from revenues for the three months ended January 31, 2002 of $3,722,319. The decline in revenues resulted from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States. The rate of decline in revenues has improved from the fourth quarter of fiscal 2002 - in the fourth quarter of fiscal 2002, the rate of decline in organic revenues was 26.9%.

Salaries and benefits expense decreased $1,027,623 or 33.7% to $2,023,909. The decline in this category of expense results from the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002. In response to lower spending by clients, the Company reduced total headcount from 172 employees at October 31, 2001 to 116 employees at October 31, 2002, a reduction of 32.6%. During the first quarter of fiscal 2003, the Company further reduced total headcount by 6 people or approximately 5.2%.

Office and general expenses decreased $264,505 or 26.3% between years to $742,869. As indicated in Footnote 6 of the Notes to the Condensed Consolidated Financial Statements, $49,880 of this decline in expenses results from the fact that the Company ceased amortizing goodwill effective November 1, 2002 in accordance SFAS No. 142. The remainder of the decrease in office and general expense is due to the fact that the Company closed its Stamford office in the fourth quarter of fiscal 2002 and has continued to emphasize cost cutting measures in response to the above-noted decline in revenues.

During fiscal 2001 the Company initiated a private placement securities offering to raise capital to finance its acquisition program. In December 2001, the Company aborted this offering due to unfavorable market conditions. As a result, in the first quarter of fiscal 2002 the Company recognized a pre-tax charge of $162,791 to write off equity issuance costs capitalized at October 31, 2001. This charge is reflected on the line item "Unusual Items".

Interest income declined from $7,757 to $1,945 in the first quarter of 2003 principally due to the fact that the Company had less cash to invest in overnight interest-bearing securities in fiscal 2003. Interest expense increased from $36,692 in 2002 to $49,061 in 2003 as a result of debt incurred to fund the Company's acquisition program.

During the first quarter of 2003, the Company did not record a tax provision because it has previously unbenefited net operating losses in excess of its fiscal 2003 first quarter taxable income. During the first quarter of 2002, the Company established a valuation reserve of $168,909 that was equal to its expected tax benefit for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, Kupper Parker's cash and cash equivalents totaled $1,239,031, compared to $931,619 at October 31, 2002. The increase in cash and cash equivalents is principally due to the fact that the Company recorded a profit in the first quarter of 2003 and improved its relationship of accounts receivable to accounts payable. As a result, cash provided by operations exceeded fixed asset purchases and loan repayments by $307,412 in the first quarter of fiscal 2003.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $659,605 in the first three months of 2003 compared to cash used by operating activities of $17,685 in 2002. The principal reason for the change between years is that the Company reported net income of $282,481 in the first quarter of fiscal 2003 compared to a net loss of $528,313 for the first quarter of fiscal 2002. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media. During the first quarter of 2003, Kupper Parker emphasized the collection of receivables particularly in its newly acquired companies, resulting in an improved relationship of accounts receivable to accounts payable.

Investing Activities: Cash used in investing activities was $9,524 in 2003 compared to $14,803 in 2002. Investing activities in both periods was low and consisted only of purchases of computers and other fixed assets.

Financing Activities: During the first quarter of 2002, the Company repaid $200,000 of the total short-term borrowings of $1,900,328 that it owed at October 31, 2001. In addition, the Company paid $93,231 in scheduled long-term debt payments. During the first quarter of fiscal 2003, the Company made $321,669 in scheduled debt payments and also made $21,000 of debt prepayments. At January 31, 2003, the Company was in compliance with all covenants and conditions related to its bank debt agreement. Kupper Parker's bank borrowings arrangements are subject to annual renewals. Kupper Parker does not anticipate any difficulties in obtaining renewals of its bank borrowing arrangements.

NEW ACCOUNTING STANDARD

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS No. 148 in 2003 and there was no material impact to the Company's consolidated financial position or results of operations. See Footnote 5 of the Notes to the Condensed Consolidated Financial Statements pertaining to additional disclosures required.

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

ITEM 3 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1     Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         In a Form 8-K filed on March 20, 2003, Registrant reported first quarter 2003 earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on March 14, 2003.


                   Kupper Parker Communications, Incorporated



                    By:    /s/ John J. Rezich
                       -------------------------------
                             John J. Rezich
                         Chief Financial Officer

                                 CERTIFICATIONS

I, Bruce Kupper, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Kupper Parker Communications, Incorporated;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

/s/ Bruce Kupper
------------------
Bruce Kupper
Chairman, President and Chief Executive Officer

I, John J. Rezich, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Kupper Parker Communications, Incorporated;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 14, 2003

/s/ John J. Rezich
------------------------
John J. Rezich
Chief Financial Officer

         Exhibits

         99.1     Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002