Form 10QSB
period 2003-04-30
KUPPER PARKER COMMUNICATIONS INC
filed 2003-06-13
CIK 845048

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes     No
                                                 ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,816,907 shares of Common Stock, par value $0.01, as of June 12, 2003.
-----------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                  ---    ---

          KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION


                                                                                          Page Number
                                                                                          -----------
Item 1.                  Financial Statements

                         Condensed Consolidated Balance Sheets as of
                         April 30, 2003 (Unaudited) and October 31, 2002                         3

                         Condensed Consolidated Statements of Operations for
                         the three months ended April 30, 2003 and 2002
                         (Unaudited)                                                             4

                         Condensed Consolidated Statements of Operations for
                         the six months ended April 30, 2003 and 2002
                         (Unaudited)                                                             5

                         Condensed Consolidated Statements of Cash Flows for
                         the six months ended April 30, 2003 and 2002
                         (Unaudited)                                                             6

                         Notes to Condensed Consolidated Financial Statements
                         (Unaudited)                                                             7

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition or Plan of Operation                                         10

Item 3.                  Controls and Procedures                                                13

                           PART II - OTHER INFORMATION


Item 4.                  Submission of Matters To A Vote of Security Holders                    14

Item 6.                  Exhibits and Reports on Form 8-K                                       14

                         Signatures                                                             14

                         Certifications                                                         15

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)

                                                                           April 30,       October 31,
                                                                             2003             2002
                                                                             ----             ----
ASSETS
    Current Assets
       Cash and cash equivalents                                         $    166,601    $    931,619
       Accounts receivable, net of allowance for bad debts
            of $229,727 and $434,926                                        6,796,681       9,176,835
       Other current assets                                                   586,672         596,136
                                                                         ------------    ------------
       Total Current Assets                                                 7,549,954      10,704,590
                                                                         ------------    ------------

        Property and equipment, net of accumulated depreciation and
           amortization of $1,780,892 and $1,625,370                          665,779         780,612
        Intangibles, net of accumulated amortization of
           $195,822 and $120,132                                              259,868         335,558
        Goodwill, net of accumulated amortization of $298,352               3,850,987       3,850,987
        Other assets                                                          432,143         435,470
                                                                         ------------    ------------
Total Assets                                                             $ 12,758,731    $ 16,107,217
                                                                         ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                             $  2,264,661    $  1,172,348
        Accounts payable                                                    8,811,986      12,056,867
        Accrued expenses                                                    1,492,619       1,429,680
                                                                         ------------    ------------
Total Current Liabilities                                                  12,569,266      14,658,895
                                                                         ------------    ------------

    Long-term Liabilities
         Long-term debt, less current maturities                              502,126       2,166,115
         Other long-term liabilities                                           47,442         207,902
                                                                         ------------    ------------
Total Long-term Liabilities                                                   549,568       2,374,017
                                                                         ------------    ------------

Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares authorized;
             6,200,094 shares issued                                          620,009         620,009
        Paid-in capital                                                     3,459,349       3,459,349
        Retained earnings (deficit)                                        (3,767,137)     (4,332,729)
        Treasury stock, at average cost; 383,187 shares                      (672,324)       (672,324)
                                                                         ------------    ------------
Total Shareholders' Equity (Deficit)                                         (360,103)       (925,695)
                                                                         ------------    ------------

Total Liabilities and Shareholders' Equity                               $ 12,758,731    $ 16,107,217
                                                                         ============    ============


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                 FOR THE THREE MONTHS ENDED APRIL 30,
                                 ------------------------------------

                                      2003                 2002
                                      ----                 ----
REVENUES                          $ 2,961,671          $ 3,429,550
                                  -----------          -----------

OPERATING EXPENSES:
       Salaries and Benefits        1,917,231            2,760,786
       Office and General             714,186              985,146
       Unusual Items                        -                    -
                                  -----------          -----------

       Total Operating Expenses     2,631,417            3,745,932
                                  -----------          -----------

       Operating Income (Loss)        330,254             (316,382)

OTHER INCOME (EXPENSE):
       Interest income                  2,081                2,311
       Interest expense               (49,224)             (30,649)
                                  -----------          -----------
                                      (47,143)             (28,338)
                                  -----------          -----------

       Pretax Income (Loss)           283,111             (344,720)

PROVISION FOR TAXES                         -                    -
                                  -----------          -----------

NET INCOME (LOSS)                 $   283,111          $  (344,720)
                                  ===========          ===========

EARNINGS PER SHARE

        Basic                     $      0.05          $     (0.06)
                                  ===========          ===========
        Diluted                   $      0.05          $     (0.06)
                                  ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                  FOR THE SIX MONTHS ENDED APRIL 30,
                                  ----------------------------------

                                      2003                 2002
                                      ----                 ----
REVENUES                          $ 6,058,046          $ 7,151,869
                                  -----------          -----------

OPERATING EXPENSES:
       Salaries and Benefits        3,941,140            5,812,318
       Office and General           1,457,055            1,992,520
       Unusual Items                        -              162,791
                                  -----------          -----------

       Total Operating Expenses     5,398,195            7,967,629
                                  -----------          -----------

       Operating Income (Loss)        659,851             (815,760)

OTHER INCOME (EXPENSE):
       Interest income                  4,026               10,068
       Interest expense               (98,285)             (67,341)
                                  -----------          -----------
                                      (94,259)             (57,273)
                                  -----------          -----------

       Pretax Income (Loss)           565,592             (873,033)

PROVISION FOR TAXES                         -                    -
                                  -----------          -----------

NET INCOME (LOSS)                 $   565,592          $  (873,033)
                                  ===========          ===========

EARNINGS PER SHARE

        Basic                     $      0.10          $     (0.14)
                                  ===========          ===========
        Diluted                   $      0.09          $     (0.14)
                                  ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED APRIL 30,
                                                              ----------------------------------

                                                                 2003                 2002
                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                             $   565,592          $  (873,033)
Adjustments to reconcile net income (loss) to net cash used
in operating activities
Depreciation and amortization                                     232,039              362,389
  Provision for bad debts                                          36,000               36,890
Changes in assets -- (increase) decrease
  Accounts receivable                                           2,344,154            2,287,138
  Other current assets                                              9,464              460,565
  Other assets                                                      3,327                 (609)
Changes in liabilities -- increase (decrease)
  Accounts payable                                             (3,244,881)          (3,160,676)
  Accrued expenses                                                (97,521)            (381,718)
  Other                                                            39,784                2,974
                                                              -----------          -----------
Net Cash Used In Operating Activities                            (112,042)          (1,266,080)
                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (42,193)             (39,893)
                                                              -----------          -----------
Net Cash Used In Investing Activities                             (42,193)             (39,893)
                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                       (610,783)            (186,710)
Proceeds from short-term bank borrowings                                -              250,000
Payments of short-term bank borrowings                                  -             (200,000)
                                                              -----------          -----------
Net Cash Used In Investing Activities                            (610,783)            (136,710)
                                                              -----------          -----------

Impact Of Foreign Currency Translation On Cash                          -                 (925)
                                                              -----------          -----------

Net Decrease In Cash And Cash Equivalents                        (765,018)          (1,443,608)

Cash and cash equivalents, at beginning of year                   931,619            1,830,860
                                                              -----------          -----------

Cash and cash equivalents, at end of period                   $   166,601          $   387,252
                                                              -----------          -----------

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003


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

     3. A reconciliation of shares used in calculating basic and diluted earnings per share for the three and six months ended April 30, 2003 and 2002 are as follows:


                                                           Three Months Ended               Six Months Ended
                                                                 April 30,                      April 30,
                                                            2003           2002           2003           2002
                                                          ---------      ---------      ---------      ---------
        Basic                                             5,816,907      6,026,531      5,816,907      6,026,531
        Effect of assumed conversion of stock options       171,033            N/A        170,174            N/A
                                                          ---------      ---------      ---------      ---------
        Diluted                                           5,987,940      6,026,531      5,987,081      6,026,531
                                                          =========      =========      =========      =========

     4. The Company classifies its accumulated other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three and six months ended April 30, 2003 and 2002 are as follows:

                                                           Three Months Ended               Six Months Ended
                                                                April 30,                      April 30,
                                                            2003          2002            2003           2002
                                                          --------      ---------       --------      ---------
        Net income (loss)                                 $283,111      $(344,720)      $565,592      $(873,033)
        Foreign currency translation                             -         12,540              -         (1,256)
                                                          --------      ---------       --------      ---------
        Comprehensive income (loss)                       $283,111      $(332,180)      $565,592      $(874,289)
                                                          ========      =========       ========      =========


     5. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" effective November 1, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on the Company's results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below. Due to the valuation allowance against the deferred tax asset, the pro forma deduction does not include the effect of a tax deduction in 2003.

                                                            Three Months Ended                  Six Months Ended
                                                                 April 30,                          April 30,
     ------------------------------------------------------------------------------------------------------------------
                                                           2003              2002              2003             2002
        Net income (loss), as reported                    $283,111         $(344,720)         $565,592       $(873,033)
        Deduct: total stock-based compensation
        expense determined under the fair value
        method                                              (1,241)          (24,294)          (16,434)        (34,476)
                                                          --------         ---------          --------       ---------
        Pro forma net income (loss)                       $281,870         $(369,014)         $549,158       $(907,509)
                                                          ========         =========          ========       =========

        Basic earnings (loss) per share -- as
        reported                                             $0.05            $(0.06)            $0.10          $(0.14)
                                                          ========         =========          ========       =========

        Diluted earnings (loss) per share -- as
        reported                                             $0.05            $(0.06)            $0.09          $(0.15)
                                                          ========         =========          ========       =========

        Basic earnings (loss) per share -- pro
        forma                                                $0.05            $(0.06)            $0.09          $(0.14)
                                                          ========         =========          ========       =========

        Diluted earnings (loss) per share -- pro
        forma                                                $0.05            $(0.06)            $0.09          $(0.15)
                                                          ========         =========          ========       =========

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

         The following table reflects net loss and net loss per share as if goodwill was not subject to amortization for the three and six months ended April 30, 2002.

                                                                                     THREE             SIX
                                                                                     MONTHS           MONTHS
                                                                                   ---------        ---------
        Reported net income (loss)                                                 $(344,720)       $(873,033)
        Add back goodwill amortization                                                49,880           99,760
                                                                                   ---------        ---------
        Adjusted net income (loss)                                                 $(294,840)       $(773,273)
                                                                                   =========        =========

        Reported net income (loss) per share (basic and diluted)                      $(0.06)          $(0.14)
        Add back goodwill amortization                                                  0.01             0.01
                                                                                   ---------        ---------
        Adjusted net income (loss) per share (basic and diluted)                      $(0.05)          $(0.13)
                                                                                   =========        =========

         Intangibles consists of the following:

                                                                                  APRIL 30,          OCTOBER 31,
                                                                                    2003                2002
                                                                                  ---------          -----------
        Customer lists                                                            $445,000            $445,000
        Trademark                                                                   10,690              10,690
                                                                                  --------            --------
                                                                                  $455,690            $455,690
        Accumulated amortization                                                  (195,822)           (120,132)
                                                                                  --------            --------
                                                                                  $259,868            $335,558
                                                                                  ========            ========

         Amortization of intangibles charged against income amounted to $37,846 and $27,429 for the three months ended April 30, 2003 and 2002, respectively, and $75,690 and $54,858 for the six months ended April 30, 2003 and 2002, respectively.

         Scheduled future amortization expense is as follows:

        YEAR                                                                                           AMOUNT
        2003                                                                                           $79,254
        2004                                                                                           145,801
        2005                                                                                            34,813
                                                                                                      --------
                                                                                                      $259,868
                                                                                                      ========

     7. On January 27, 2003, the Company amended its existing bank debt agreement. The amendment requires the Company to make monthly debt repayments of $29,926 beginning on February 28, 2003 together with monthly interest payments at the higher of bank's prime rate or 4.75%. The amended bank agreement is scheduled to mature on February 29, 2004, at which time the outstanding principal will be due. Under the terms of the amended loan agreement, the Company must meet certain minimum financial targets. These targets are: (i) the Company must report after-tax net earnings and an increase of net worth of at least $249,000 for the three months ending January 31, 2003, (ii) the Company must report after-tax net earnings and an increase of net worth of at least $528,000 for the six months ending April 30, 2003, (iii) the Company must report after-tax net earnings and an increase of net worth of at least $842,000 for the nine months ending July 31, 2003, (iv) the Company must report after-tax net earnings and an increase of net worth of at least $1,156,000 for the fiscal year ending October 31, 2003, and
         (v) the Company must maintain an average debt service coverage of 1.1 times for the fiscal year ending October 31, 2003. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of the Company, personally guaranteed $500,000 of the bank debt. The Company met the net worth and after-tax earnings covenants as of January 31, 2003 and April 30, 2003.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS -- THREE MONTHS ENDED APRIL 30, 2003

Revenues for the three months ended April 30, 2003 were $2,961,671, a 13.6% decrease from revenues for the three months ended April 30, 2002 of $3,429,550. During fiscal 2002 the Company sold its offices in New Orleans and London. These offices accounted for $291,021 of second quarter 2002 revenues. Excluding the revenues derived from these offices, the decline in revenues was 5.6%. The decline in revenues resulted from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States.

Salaries and benefits expense decreased $843,555 or 30.6% to $1,917,231. The decline in this category of expense results from the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002. In response to lower spending by clients, the Company reduced total headcount from 172 employees at October 31, 2001 to 116 employees at October 31, 2002, a reduction of 32.6%. During the first six months of fiscal 2003, the Company further reduced total headcount by 6 people or approximately 5.2%.

Office and general expenses decreased $270,960 or 27.5% between years to $714,186. As indicated in Note 6 of the Condensed Consolidated Financial Statements, $49,880 of this decline in expenses results from the fact that the Company ceased amortizing goodwill effective November 1, 2002 in accordance SFAS No. 142. The remainder of the decrease in office and general expense is due to the fact that the Company sold its offices in New Orleans and London during fiscal 2002 and closed its Stamford office in the fourth quarter of fiscal 2002.

Interest expense increased from $30,649 in 2002 to $49,224 in 2003 as a result of debt incurred to fund the Company's acquisition program.

During the second quarter of 2003, the Company did not record a tax provision because it has unutilized net operating losses in excess of its fiscal 2003 second quarter taxable income. During the second quarter of 2002, the Company established a valuation reserve of $82,085 that was equal to its expected tax benefit for the quarter.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED APRIL 30, 2003

Revenues for the six months ended April 30, 2003 were $6,058,046, a 15.3% decrease from revenues for the six months ended April 30, 2002 of $7,151,869. As indicated above, during fiscal 2002 the Company sold its offices in New Orleans and London. These offices accounted for $476,255 of second quarter 2002 revenues. Excluding the revenues derived from these offices, the decline in revenues was 9.3%. The decline in revenues resulted from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States.

Salaries and benefits expense decreased $1,871,178 or 32.2% to $3,941,140. The decline in this category of expense results from the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002.

Office and general expenses decreased $535,465 or 26.9% between years to $1,457,055. As indicated Note 6 of the Condensed Consolidated Financial Statements, $99,760 of this decline in expenses results from the fact that the Company ceased amortizing goodwill effective November 1, 2002 in accordance SFAS No. 142. The remainder of the decrease in office and general expense is due to the fact that the Company sold its offices in New Orleans and London during fiscal 2002 and closed its Stamford office in the fourth quarter of fiscal 2002.

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

Interest expense increased from $67,341 in 2002 to $98,285 in 2003 as a result of debt incurred to fund the Company's acquisition program.

During the first six months of 2003, the Company did not record a tax provision because it has unutilized net operating losses in excess of its fiscal 2003 first and second quarter taxable income. During the first six months of 2002, the Company established a valuation reserve of $251,094 that was equal to its expected tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, Kupper Parker's cash and cash equivalents totaled $166,601, compared to $931,619 at October 31, 2002. The decrease in cash and cash equivalents is principally due to the fact that the Company paid down $610,783 of its long-term debt obligations during the first six months of fiscal 2003.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities was $112,042 in the first six months of 2003 compared to cash used by operating activities of $1,266,080 in 2002. The principal reason for the change between years is that the Company reported net income of $565,592 in the first six months of fiscal 2003 compared to a net loss of $873,033 for the first six months of fiscal 2002. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the second quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $42,193 in 2003 compared to $39,893 in 2002. Investing activities in both periods was low and consisted only of purchases of computers and other fixed assets.

Financing Activities: During the first quarter of 2002, the Company repaid $200,000 of the total short-term borrowings of $1,900,328 that it owed at October 31, 2001. During the second quarter of 2002, the Company increased its short-term borrowings by $250,000. In addition, the Company paid $186,710 in scheduled long-term debt payments. During the first six months of fiscal 2003, the Company made $547,783 in scheduled debt payments and also made $63,000 of debt prepayments. At April 30, 2003, the Company was in compliance with all covenants and conditions related to its bank debt agreement. Kupper Parker's bank borrowings arrangements are subject to annual renewals. Kupper Parker does not anticipate any difficulties in obtaining renewals of its bank borrowing arrangements.

In May 2003 the Company obtained a $250,000 line-of credit from Missouri State Bank. The Company has no current intentions to borrow under this arrangement.

NEW ACCOUNTING STANDARD

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS No. 148 in 2003 and there was no material impact to the Company's consolidated financial position or results of operations. See Note 5 of the Condensed Consolidated Financial Statements pertaining to additional disclosures required.

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

ITEM 3 -- CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 8, 2003 the Company held its Annual Meeting of Stockholders to consider and vote on the following matters:

     1.  A proposal to elect two directors.

                                                  FOR                            AGAINST
John Rezich                                    4,936,590                         131,172
James Saitz                                    5,066,822                           940

     2. A proposal to ratify the appointment of Rubin, Brown, Gornstein & Co., LLP as Registrant's independent accountants.

               FOR                              AGAINST                          ABSTAIN
            5,062,144                            5,501                             147

ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        99.1  Certification of Chief Executive Officer Pursuant To 18 U.S.C.
              Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

        99.2  Certification of Chief Financial Officer Pursuant To 18 U.S.C.
              Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


   (b)  Reports on Form 8-K

        In a Form 8-K filed on May 20, 2003, Registrant reported second quarter 2003 earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on June 12, 2003.


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

June 12, 2003

/s/ Bruce Kupper
----------------
Bruce Kupper
Chairman, President and Chief Executive Officer

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



June 12, 2003

/s/ John J. Rezich
------------------
John J. Rezich
Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION

   99.1       Certification of Chief Executive Officer Pursuant To 18 U.S.C.
              Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

   99.2       Certification of Chief Financial Officer Pursuant To 18 U.S.C.
              Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002