Form 10QSB
period 2003-07-31
KUPPER PARKER COMMUNICATIONS INC
filed 2003-09-15
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-17468

                                -----------------

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

           (Exact name of the Registrant as specified in its charter)

          NEW YORK                                              11-2250305
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 8301 Maryland Avenue, St. Louis, Missouri 63105
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (314) 290-2000

      --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed from last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,816,907 shares of Common Stock, par value $0.01, as of September 12, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

          KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION
                                                                        Page Number
                                                                        -----------
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of
             July 31, 2003 (Unaudited) and October 31, 2002                  3

             Condensed Consolidated Statements of Operations for
             the three months ended July 31, 2003 and 2002
             (Unaudited)                                                     4

             Condensed Consolidated Statements of Operations for
             the nine months ended July 31, 2003 and 2002
             (Unaudited)                                                     5

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended July 31, 2003 and 2002
             (Unaudited)                                                     6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                     7

Item 2.      Management's Discussion and Analysis of Financial
             Condition or Plan of Operation                                 10

Item 3.      Controls and Procedures                                        13

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               14

             Signatures                                                     14

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)

                                                                               July 31,         October 31,
                                                                                2003               2002
                                                                            ------------       ------------
ASSETS
    Current Assets
       Cash and cash equivalents                                            $     34,313       $    931,619
       Accounts receivable, net of allowance for bad debts
            of $203,187 and $434,926                                           6,493,606          9,176,835
       Other current assets                                                      582,960            596,136
                                                                            ------------       ------------
       Total Current Assets                                                    7,110,879         10,704,590
                                                                            ------------       ------------
        Property and equipment, net of accumulated depreciation and
             amortization of $1,858,479 and $1,625,370                           599,672            780,612
        Intangibles, net of accumulated amortization of
           $235,626 and $120,132                                                 220,064            335,558
        Goodwill, net of accumulated amortization of $298,352                  4,343,342          3,850,987
        Other assets                                                             453,062            435,470
                                                                            ------------       ------------
Total Assets                                                                $ 12,727,019       $ 16,107,217
                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt                                $  1,756,611       $  1,172,348
        Accounts payable                                                       8,519,515         12,056,867
        Accrued expenses                                                       1,387,542          1,429,680
                                                                            ------------       ------------
Total Current Liabilities                                                     11,663,668         14,658,895
                                                                            ------------       ------------
    Long-term Liabilities
         Long-term debt, less current maturities                               1,257,199          2,166,115
         Other long-term liabilities                                              13,041            207,902
                                                                            ------------       ------------
Total Long-term Liabilities                                                    1,270,240          2,374,017
                                                                            ============       ============
Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares authorized;
             6,200,094 shares issued                                             620,009            620,009
        Paid-in capital                                                        3,459,349          3,459,349
        Retained earnings (deficit)                                           (3,613,923)        (4,332,729)
        Treasury stock, at average cost; 383,187 shares                         (672,324)          (672,324)
                                                                            ------------       ------------
Total Stockholders' Equity (Deficit)                                            (206,889)          (925,695)
                                                                            ------------       ------------

Total Liabilities and Stockholders' Equity                                  $ 12,727,019       $ 16,107,217
                                                                            ============       ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                               FOR THE THREE MONTHS ENDED JULY 31,
                               -----------------------------------
                                    2003              2002
                                 -----------       -----------
REVENUES                         $ 2,723,784       $ 3,450,606
                                 -----------       -----------

OPERATING EXPENSES:
   Salaries and Benefits           1,796,035         2,507,487
   Office and General                729,785           872,881
                                 -----------       -----------

   Total Operating Expenses        2,525,820         3,380,368
                                 -----------       -----------

   Operating Income                  197,964            70,238

OTHER INCOME (EXPENSE):
   Interest income                         9             2,781
   Interest expense                  (44,759)          (40,825)
                                 -----------       -----------
                                     (44,750)          (38,044)
                                 -----------       -----------

   Pretax Income                     153,214            32,194

PROVISION FOR TAXES                       --                --
                                 -----------       -----------

NET INCOME                       $   153,214       $    32,194
                                 ===========       ===========

EARNINGS PER SHARE

   Basic                         $      0.03       $      0.01
                                 ===========       ===========
   Diluted                       $      0.03       $      0.01
                                 ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                FOR THE NINE MONTHS ENDED JULY 31,
                                ----------------------------------
                                     2003               2002
                                 ------------       ------------
REVENUES                         $  8,781,830       $ 10,602,475
                                 ------------       ------------
OPERATING EXPENSES:
   Salaries and Benefits            5,737,175          8,319,805
   Office and General               2,186,840          2,865,401
   Unusual Items                           --            162,791
                                 ------------       ------------

   Total Operating Expenses         7,924,015         11,347,997
                                 ------------       ------------

   Operating Income (Loss)            857,815           (745,522)

OTHER INCOME (EXPENSE):
   Interest income                      4,035             12,849
   Interest expense                  (143,044)          (108,166)
                                 ------------       ------------
                                     (139,009)           (95,317)
                                 ------------       ------------

   Pretax Income (Loss)               718,806           (840,839)

PROVISION FOR TAXES                        --                 --
                                 ------------       ------------

NET INCOME (LOSS)                $    718,806       $   (840,839)
                                 ============       ============
EARNINGS PER SHARE

   Basic                         $       0.12       $      (0.14)
                                 ============       ============
   Diluted                       $       0.12       $      (0.14)
                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED JULY 31,
                                                                  ----------------------------------
                                                                        2003              2002
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                   $   718,806       $  (840,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization                                           350,431           542,232
Provision for bad debts                                                  65,211            54,890
Changes in assets - (increase) decrease
  Accounts receivable                                                 2,618,018         2,605,736
  Other current assets                                                   13,176           199,534
  Other assets                                                          (17,592)            5,704
Changes in liabilities - increase (decrease)
  Accounts payable                                                   (3,537,352)       (2,709,584)
  Accrued expenses                                                     (236,999)         (635,069)
  Other                                                                  60,261             9,040
                                                                    -----------       -----------
Net Cash Used In Operating Activities                                   (33,960)         (768,356)
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                      (54,674)          (46,454)
Acquisition of RGSD assets                                                   --          (125,000)
                                                                    -----------       -----------
Net Cash Used In Investing Activities                                   (54,674)         (171,454)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                             (876,592)         (280,144)
Proceeds from related party loan                                             --           125,000
Proceeds from short-term bank borrowings                                     --           250,000
Payments of short-term bank borrowings                                       --          (301,264)
                                                                    -----------       -----------
Net Cash Used In Investing Activities                                  (876,592)         (206,408)
                                                                    -----------       -----------

Impact Of Foreign Currency Translation On Cash                               --           (29,234)
                                                                    -----------       -----------

Net Decrease In Cash And Cash Equivalents                              (897,306)       (1,116,984)

Cash and cash equivalents, at beginning of year                         931,619         1,830,860
                                                                    -----------       -----------

Cash and cash equivalents, at end of period                         $    34,313       $   713,876
                                                                    ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2003


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

3. A reconciliation of shares used in calculating basic and diluted earnings per share for the three and nine months ended July 31, 2003 and 2002 are as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                   July 31,                       July 31,
                                                              2003           2002           2003            2002
                                                            ---------      ---------      ---------      ---------
         Basic                                              5,816,907      6,026,531      5,816,907      6,026,531
         Effect of assumed conversion of stock options        218,073        185,141        186,140            N/A
                                                            ---------      ---------      ---------      ---------
         Diluted                                            6,034,980      6,211,672      6,003,047      6,026,531
                                                            =========      =========      =========      =========

4. The Company classifies its accumulated other comprehensive income, which is comprised solely of foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income for the three and nine months ended July 31, 2003 and 2002 is as follows:

                                              Three Months Ended            Nine Months Ended
                                                   July 31,                      July 31,
                                              2003           2002           2003           2002
                                           ---------      ---------      ---------      ---------
         Net income (loss)                 $ 153,214      $  32,194      $ 718,806      $(840,839)
         Foreign currency translation             --         32,723             --         31,467
                                           ---------      ---------      ---------      ---------
         Comprehensive income (loss)       $ 153,214      $  64,917      $ 718,806      $(809,372)
                                           =========      =========      =========      =========

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

                                                                  Three Months Ended              Nine Months Ended
                                                                       July 31,                        July 31,
         ----------------------------------------------------------------------------------------------------------------
                                                                 2003            2002            2003            2002
         Net income (loss), as reported                       $  153,214      $   32,194      $  718,806      $ (840,839)
         Deduct: total stock-based compensation expense
         determined under the fair value method                   (2,503)        (25,375)        (18,396)        (59,852)
                                                              ----------      ----------      ----------      ----------
         Pro forma net income (loss)                          $  150,711      $    6,819      $  699,870      $ (900,691)
                                                              ==========      ==========      ==========      ==========

         Basic earnings (loss) per share - as reported        $     0.03      $     0.01      $     0.12      $    (0.14)
                                                              ==========      ==========      ==========      ==========

         Diluted earnings (loss) per share - as reported      $     0.03      $     0.01      $     0.12      $    (0.14)
                                                              ==========      ==========      ==========      ==========

         Basic earnings (loss) per share - pro forma          $     0.03      $       --      $     0.12      $    (0.15)
                                                              ==========      ==========      ==========      ==========

         Diluted earnings (loss) per share - pro forma        $     0.02      $       --      $     0.12      $    (0.15)
                                                              ==========      ==========      ==========      ==========

6. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which superceded APB Opinion No 17, "Intangible Assets," established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2002, the Company ceased amortization of goodwill acquired prior to July 1, 2001. The Company has completed the transitional goodwill impairment test as of November 1, 2002, as required by SFAS No. 142. The fair values of the reporting units were estimated using both a discounted cash flow model and a market comparable approach (as prescribed in SFAS No. 142), which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company will be required to write-off the impaired portion of the goodwill, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

         The following table reflects net loss and net loss per share as if goodwill was not subject to amortization for the three and nine months ended July 31, 2002.

                                                                         THREE             NINE
                                                                         MONTHS           MONTHS
                                                                       ----------       ----------
         Reported net income (loss)                                    $   32,194       $ (840,839)
         Add back goodwill amortization                                    49,879          149,639
                                                                       ----------       ----------
         Adjusted net income (loss)                                    $   82,073       $ (691,200)
                                                                       ==========       ==========
         Reported net income (loss) per share (basic and diluted)      $     0.01       $    (0.14)
         Add back goodwill amortization                                        --             0.03
                                                                       ----------       ----------
         Adjusted net income (loss) per share (basic and diluted)      $     0.01       $    (0.11)
                                                                       ==========       ==========

         Intangibles consists of the following:

                                        JULY 31,      OCTOBER 31,
                                          2003           2002
                                       ---------      -----------
         Customer lists                $ 445,000       $ 445,000
         Trademark                        10,690          10,690
                                       ---------       ---------
                                       $ 455,690       $ 455,690
         Accumulated amortization       (235,626)       (120,132)
                                       ---------       ---------
                                       $ 220,064       $ 335,558
                                       =========       =========

         Amortization of intangibles charged against income amounted to $37,846 and $27,429 for the three months ended July 31, 2003 and 2002, respectively, and $115,494 and $82,286 for the nine months ended July 31, 2003 and 2002, respectively.

         Scheduled future amortization expense is as follows:

         YEAR                                              AMOUNT
         2003                                            $ 39,450
         2004                                             145,801
         2005                                              34,813
                                                         --------
                                                         $220,064
                                                         ========

7. On January 27, 2003, the Company amended its existing bank debt agreement. The amendment requires the Company to make monthly debt repayments of $29,926 beginning on February 28, 2003 together with monthly interest payments at the higher of bank's prime rate or 4.75%. The amended bank agreement is scheduled to mature on February 29, 2004 , at which time the outstanding principal will be due. Under the terms of the amended loan agreement, the Company must meet certain minimum financial targets. These targets are: (i) the Company must report after-tax net earnings and an increase of net worth of at least $249,000 for the three months ending January 31, 2003, (ii) the Company must report after-tax net earnings and an increase of net worth of at least $548,000 for the six months ending April 30, 2003, (iii) the Company must report after-tax net earnings and an increase of net worth of at least $842,000 for the nine months ending July 31, 2003, (iv) the Company must report after-tax net earnings and an increase of net worth of at least $1,156,000 for the fiscal year ending October 31, 2003, and
         (v) the Company must maintain an average debt service coverage of 1.1 times for the fiscal year ending October 31, 2003. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of the Company, personally guaranteed $500,000 of the bank debt. The Company did not meet the net worth and after-tax earnings covenants as of July 31, 2003 and obtained waivers from the bank related to these covenants. The Company is currently renegotiating with its bank to secure long-term financing and amended debt covenants. Without a successful negotiation, it is unlikely that the Company will be in compliance with its existing debt agreement at October 31, 2003.

         During the third quarter of 2003, the Company settled all of its earnout obligations related to the purchase of Christopher Thomas Associates, Inc. This transaction resulted in an increase in goodwill and debt of $492,355 based upon the present value of the future debt payments using a discount rate of 6%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 2003

Revenues for the three months ended July 31, 2003 were $2,723,784, a 21.1% decrease from revenues for the three months ended July 31, 2002 of $3,450,606. During fiscal 2002 the Company sold its offices in New Orleans and London. These offices accounted for $233,254 of third quarter 2002 revenues. Excluding the revenues derived from these offices, the decline in revenues was 15.3%. The decline in revenues resulted from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States.

Salaries and benefits expense decreased $711,452 or 28.4% to $1,796,035. The decline in this category of expense results from the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002. In response to lower spending by clients, the Company reduced total headcount from 172 employees at October 31, 2001 to 116 employees at October 31, 2002, a reduction of 32.6%. During the first nine months of fiscal 2003, the Company further reduced total headcount by 6 people or approximately 5.2%.

Office and general expenses decreased $143,096 or 16.4% between years to $729,785. As indicated in Note 6 of the Condensed Consolidated Financial Statements, $49,879 of this decline in expenses results from the fact that the Company ceased amortizing goodwill effective November 1, 2002 in accordance SFAS No. 142. The remainder of the decrease in office and general expense is due to the fact that the Company sold its offices in New Orleans and London during fiscal 2002 and closed its Stamford office in the fourth quarter of fiscal 2002.

Interest expense increased from $40,825 in 2002 to $44,759 in 2003 as a result of debt incurred to fund the Company's acquisition program.

During the third quarter of 2003, the Company did not record a tax provision because it has unutilized net operating losses in excess of its fiscal 2003 third quarter taxable income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 2003

Revenues for the nine months ended July 31, 2003 were $8,781,830, a 17.2% decrease from revenues for the nine months ended July 31, 2002 of $10,602,475. As indicated above, during fiscal 2002 the Company sold its offices in New Orleans and London. These offices accounted for $659,744 of 2002 revenues. Excluding the revenues derived from these offices, the decline in revenues was 11.7%. The decline in revenues resulted from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States.

Salaries and benefits expense decreased $2,582,630 or 31.0% to $5,737,175. The decline in this category of expense results from the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002.

Office and general expenses decreased $678,561 or 23.7% between years to $2,186,840. As indicated Note 6 of the Condensed Consolidated Financial Statements, $149,639 of this decline in expenses results from the fact that the Company ceased amortizing goodwill effective November 1, 2002 in accordance SFAS No. 142. The remainder of the decrease in office and general expense is due to the fact that the Company sold its offices in New Orleans and London during fiscal 2002 and closed its Stamford office in the fourth quarter of fiscal 2002.

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

Interest expense increased from $108,166 in 2002 to $143,044 in 2003 as a result of debt incurred to fund the Company's acquisition program.

During the first nine months of 2003, the Company did not record a tax provision because it has unutilized net operating losses in excess of its fiscal 2003 taxable income. During the first nine months of 2002, the Company established a valuation reserve of approximately $280,000 that was equal to its expected tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, Kupper Parker's cash and cash equivalents totaled $34,313, compared to $931,619 at October 31, 2002. The decrease in cash and cash equivalents is principally due to the fact that the Company paid down $876,592 of its long-term debt obligations during the first nine months of fiscal 2003.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities was $33,960 in the first nine months of 2003 compared to cash used in operating activities of $768,356 in 2002. The principal reason for the change between years is that the Company reported net income of $718,806 in the first nine months of fiscal 2003 compared to a net loss of $840,839 for the first nine months of fiscal 2002. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable. This relationship generally changes during the third quarter of a fiscal year, as clients slow payments by as much as one to two weeks. Kupper Parker's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $54,674 in 2003 compared to $171,454 in 2002. On July 31, 2002, the Company acquired the clients of RGSD, a Memphis-based media buying service for $125,000 in cash and a contingent future cash payment of $125,000, dependent upon the actual delivery of revenue from these clients. Other investing activities in both periods were low and consisted only of purchases of computers and other fixed assets.

Financing Activities: During the first nine months of 2002, the Company reduced its total short-term bank borrowings by $301,264 to $1,849,064. In addition, the Company paid $280,144 in scheduled long-term debt payments and financed the purchase of the clients of

RGSD by borrowing $125,000 from its Chairman and Chief Executive Officer. During the first nine months of fiscal 2003, the Company made $775,424 in scheduled debt payments and also made $101,168 of debt prepayments. At July 31, 2003, the Company did not meet its net worth and after-tax covenants related to its bank debt (see Note 7) and obtained waivers from the bank related to these covenants. The Company is currently renegotiating with its bank to secure long-term financing and amended debt covenants. Without a successful negotiation, it is unlikely that the Company will be in compliance with its existing debt agreement at October 31, 2003.

In May 2003 the Company obtained a $250,000 line-of credit from Missouri State Bank. The Company has no current intentions to borrow under this arrangement.

During the third quarter of 2003, the Company settled all of its earnout obligations related to the purchase of Christopher Thomas Associates, Inc. This transaction resulted in an increase in goodwill and debt of $492,355 based upon the present value of the future debt payments using a discount rate of 6%.

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

                           PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       31.1    CEO Certification

       31.2    CFO Certification

       32.1    Certification of Chief Executive Officer Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

       32.2    Certification of Chief Financial Officer Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

       In a Form 8-K filed on August 19, 2003, Registrant reported third quarter 2003 earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on September 12, 2003.


                                  Kupper Parker Communications, Incorporated



                                  By:        /s/ John J. Rezich
                                      -----------------------------------
                                             John J. Rezich
                                             Chief Financial Officer