Form 10KSB
period 2003-10-31
KUPPER PARKER COMMUNICATIONS INC
filed 2004-01-29
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for its most recent fiscal year: $11,424,927.

The aggregate market value of the Company's Common Stock held by non-affiliates as of January 27, 2004, computed by reference to the closing price of such stock, was approximately $3,079,189

There were 5,816,907 shares of the Company's Common Stock, $.01 par value, outstanding as of January 27, 2004.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

       ITEM                                       DESCRIPTION                                        PAGE
PART I

               1  Description of Business                                                              3
               2  Description of Property                                                             11
               3  Legal Proceedings                                                                   11
               4  Submission of Matters to a Vote of Security Holders                                 11
PART II

               5  Market for Company's Common Equity, Related Stockholder Matters and Small
                  Business Issuer Purchases of Equity Securities                                      12
               6  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                          12
               7  Financial Statements                                                                19
               8  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                          19
              8A  Controls and Procedures                                                             19
PART III

               9  Directors, Executive Officers, Promoters and Control Persons; Compliance
                  With Section 16(a) of the Exchange Act                                              21
              10  Executive Compensation                                                              23
              11  Security Ownership of Certain Beneficial Owners and Management                      27
              12  Certain Relationships and Related Transactions                                      28
              13  Exhibits and Reports on Form 8-K                                                    29
              14  Principle Accountants Fees and Services                                             30
                  Signatures                                                                          31
                  Index to Exhibits                                                                   32

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

Our clients are in a broad range of industries with needs that encompass business-to-consumer, business-to-business, and business-to-stakeholder communications. Our clients include Anthem Blue Cross, Cablevision, Cantisano Foods, Domino Sugar, Emerson Motor Company, Express Scripts, Handicraft, Heartland Jiffy Lube, and Graybar Distributors. Since 1995 our revenues have increased from $5.0 million to $11.5 million, a compound annual growth rate of 11.0%. We serve our clients through a network of seven offices in North America with our staff of 106 employees.

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

In fiscal 2003, our ten largest clients accounted for only 30.4% of our revenues, and no single client accounted for as much as 7.7% of our revenues.

COMPETITION

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel.

Grey, Interpublic, Omnicom, Publicis and WPP generally serve large corporations with consolidated or business unit sales in excess of $250 million. Based on tabulations of agency revenues published annually in the trade journals Advertising Age and PR

Week, we believe that there are several dozen independent marketing communications firms in the United States of KPCG's size or greater. These medium-sized firms serve middle-market companies as well as large corporations. Except for KPCG, none of these firms are publicly held.

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

EMPLOYEES

At October 31, 2003, we employed 106 people in the United States.

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

Our employees are committed to the success of our company because they own a significant percentage of it. At January 27, 2004, our employees owned in excess of 50% of the company's common stock.

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

         -    employee utilization rates;

         -    integration of acquisitions;

         - use of more expensive temporary employees to provide our professional services;

         -    Insurance rates for business and employee health coverage; and

         -    costs associated with changes in technology.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US. THE RAISING OF ANY ADDITIONAL CAPITAL MAY DILUTE YOUR OWNERSHIP IN US.

We may need to raise additional funds through public or private debt or equity financing in order to:

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

THERE IS ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND IT IS POSSIBLE THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY.

There is currently only a limited trading market for our common stock. Our common stock trades on the NASD OTC Bulletin Board under the symbol "KPCG" with very limited trading volume. There can be no assurance that a substantial trading market will ever develop (or be sustained, if developed) for our common stock, or that stockholders will be able to resell their securities or otherwise liquidate their investment without delay or discount.

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

THE MARKETING COMMUNICATIONS SERVICES MARKET IS HIGHLY COMPETITIVE.

The marketing communications services market is intensely competitive. We expect competition to intensify even further as this market evolves. Some of our competitors and potential competitors have longer operating histories, greater financial strength, longer client relationships, and greater financial, management, technology, marketing and other resources than we do. Competition depends to a large extent on clients' perception of quality and creativity as well as the impact our services have on the business of our clients. We also compete on the basis of price and the ability to serve clients on a broad geographic basis. To the extent we lose clients to our competitors because of dissatisfaction with our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table provides data on our largest wholly-owned offices as of October 31, 2003:

                                                                      LEASE
                                                   APPROXIMATE     EXPIRATION
  OFFICE                   LOCATION                SQUARE FEET        DATE
------------      ------------------------         -----------     ----------
St. Louis         8301 Maryland Avenue
                  Clayton, Missouri                   22,595          5/31/10

Melville          401 Broadhollow Road
                  Melville, New York                  12,944          7/31/08

Boston            240 Newbury Street
                  Boston, Massachusetts                7,504          5/01/04

Kansas City       106 West 14th Street
                  Kansas City, Missouri                1,361          1/31/06

Louisville        629 Fourth Street
                  Louisville, Kentucky                 1,590         12/31/04

Memphis           6060 Poplar Avenue
                  Memphis, Tennessee                   3,105          8/31/04

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

FISCAL QUARTER ENDED           HIGH          LOW
--------------------           ----         ----
January 31, 2002               1.34         0.35
April 30, 2002                 0.45         0.28
July 31, 2002                  0.33         0.13
October 31, 2002               0.33         0.15
January 31, 2003               0.40         0.17
April 30, 2003                 0.50         0.17
July 31, 2003                  0.68         0.25
October 31, 2003               0.80         0.51

On January 27, 2004, there were 760 shareholders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. KPCG currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

KPCG did not make any equity securities repurchases during any quarter of fiscal 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Management is seeing the first vestige of an economic upswing across various categories and industries. KPCG is positioned positively in a number of specialty sectors to benefit from growth in these areas. Public relations, healthcare and interactive consultancies are especially well-positioned to enjoy improved revenues in the coming year.

Management will continue to minimize reliance on a large staff and concentrate key core competencies on individual operations that offer the Company enhanced opportunities for more profitable operations. Resources have been carefully analyzed and manpower is being directed towards maximum opportunities while less profitable volume has been eliminated or, at a minimum, greatly reduced.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company earns substantially all of its revenue from fees for services performed, the production of advertisements and from commissions for the placement of advertisements in various media. Revenue is realized when the service is performed or the media placement appears, in accordance with the terms of the contractual arrangement, and collection is reasonably assured. Revenues are recorded net of expenditures billed to clients for the placement of advertisements. Accounts receivable and accounts payable are recorded gross of these billings and related expenditures, respectively.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Management's assessment of individual accounts includes consideration of current economic conditions, changes in character and size of the receivable account, loss experience, industry factors and other pertinent factors. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

GOODWILL AND INTANGIBLES

KPCG has ceased amortization of its goodwill and tests its goodwill for impairment on an annual basis, in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). Intangible assets, which have finite lives, are amortized on a 3-5 year basis. KPCG does not have intangible assets with indefinite lives.

IMPAIRMENT

The impairment of goodwill and other intangible assets is accounted for under the provisions of SFAS 142. Other long-lived assets are considered for impairment under SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as applicable. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If the review indicates that the carrying value of such asset is not recoverable, based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Revenues for the year ended October 31, 2003 were $11,425, a 19.6% decline from 2002 revenues of $14,205. During fiscal 2002 the Company sold its offices in New Orleans and London. These offices accounted for $777 of 2002 revenues. Excluding the revenues derived from these offices, the decline in revenues was 14.9%. The decline in revenues resulted from reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States.

Salaries and benefits expense decreased $3,097 or 29.2% from $10,604 in 2002 to $7,507 in 2003. The decline in this category of expense results from the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002. In response to lower spending by clients, the Company reduced total headcount from 172 employees at October 31, 2001 to 116 employees at October 31, 2002, a reduction of 32.6%. During the fiscal 2003, the Company further reduced total headcount by 10 people or approximately 8.6%.

Office and general expense decreased $1,125 or 28.3% from $3,973 in fiscal 2002 to $2,848 in fiscal 2003. The Company ceased amortizing goodwill effective November 1, 2002 in accordance SFAS No. 142. As a result, $197 of the decline resulted from the adoption of SFAS No. 142. The remainder of the decrease in office and general expense is due to the Company's sale of its offices in New Orleans and London during fiscal 2002 and the closing of its Stamford office in the fourth quarter of fiscal 2002.

Interest income declined from $16 in 2002 to $4 in 2003 because KPCG had less available cash to invest in interest-bearing overnight securities and because interest rates declined between years. Interest expense increased from $150 in 2002 to $176 in 2003 because KPCG's average debt balances were higher in 2003 as a result of settling earnout obligations.

KPCG did not recognize tax expense on its net operating income in 2003 because it had sufficient tax loss carryforwards to eliminate its income tax obligations. See Note 16 of the KPCG Financial Statements as of October 31, 2003 and 2002 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate. During 2003, the Company elected to carry back certain previously established operating losses and, as a result, expects to receive a Federal tax refund of approximately $273,000. Prior to 2003, these operating losses were fully offset by a valuation allowance.

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

Salaries and benefits expense increased $351 or 3.3% from $10,253 in 2001 to $10,604 in 2002. The acquisition of Christopher Thomas accounted for $2,481 of fiscal 2002 salaries and benefits expense. Salaries and benefits expense of existing operations declined 20.8% from $10,253 in fiscal 2001 to $8,123 in fiscal 2002. In response to lower spending by clients, KPCG reduced total headcount from 172 employees at October 31, 2001 to 116 employees at October 31, 2002, a reduction of 32.6%.

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

Unusual items consists of the following:

         - As previously reported, during fiscal 2001 KPCG initiated a private placement securities offering to raise capital to finance its acquisition program. In December 2001, KPCG aborted this offering due to unfavorable market conditions. As a result, subsequent to October 31, 2001, KPCG recognized a pre-tax charge of $161 to write off equity issuance costs capitalized at October 31, 2001.

         - In September 2002, KPCG sold CGT back to its former shareholders for $60 in cash and 241 shares of KPCG stock. The sale resulted in a loss of $571. For the period of November 1, 2001 to the date of the sale, CGT had revenues and an operating loss of $409 and $165, respectively.

         - In October 2002, KPCG assessed the goodwill related to the acquisition of GRAI and determined that it was permanently impaired. As a result, KPCG wrote-off this goodwill, resulting in a charge to earnings of $1,991. From 2001 to 2002, the revenues of GRAI declined 65%.

         - During the fourth quarter of 2002, KPCG closed its office in Stamford Connecticut and negotiated a termination of the related lease, resulting in a charge of $188 consisting of lease termination payments of $162 and fixed asset write-off of $26.

         - During the fourth quarter of 2002, KPCG sold its operations in New Orleans, Louisiana and closed its office in Chicago, Illinois resulting in a charge to earnings of $46.

Interest income declined from $61 in 2001 to $16 in 2002 because KPCG had less available cash to invest in interest-bearing overnight securities and because interest rates declined between years. Interest expense increased from $74 in 2001 to $150 in

2002 because KPCG's average debt balances were higher in 2002 as a result of settling earnout obligations.

KPCG did not recognize a tax benefit on its net operating loss in 2002. See
Note 13 of the KPCG Financial Statements as of October 31, 2002 and 2001 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES - AT OCTOBER 31, 2003

As of October 31, 2003, KPCG's cash and cash equivalents totaled $393 compared to $932 at October 31, 2002. The decline in cash and cash equivalents is principally due to the fact that KPCG paid off debt related to its acquisition program.

Operating Activities: KPCG's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $698 in 2003 compared to cash used by operating activities of $261 in 2002. The principal reason for the improvement is due to the fact that KPCG recorded net income of $1,219 in 2003 compared to a loss in fiscal 2002 of $3,464. Operating cash flows are impacted by the relationship of accounts receivable to accounts payable and by the timing of cash receipts versus payments of accounts payable.

Investing Activities: Cash used in investing activities was $166 in 2003 compared to $172 in 2002. On July 31, 2002, KPCG acquired certain clients of RGSD, a Memphis-based media buying service for $125 in cash and a contingent future cash payment of $125, dependent upon the actual delivery of revenue from these clients. During 2003, KPCG settled its contingent cash obligation related to the RGSD purchase for $85.

Financing Activities: In January 2003, KPCG replaced its existing bank debt agreement with a new agreement with the same bank. Under the terms of this new debt agreement, KPCG is required to make minimum monthly debt payments of $30 together with monthly interest payments at the bank's prime rate, but no less than 4.75%. In addition, KPCG was required to make additional principal payments if KPCG's net after-tax earnings in any fiscal quarter in 2003 exceeds $300. This new debt agreement was scheduled to mature on December 29, 2003, at which time the outstanding principal would be due. Under the terms of this new loan agreement, KPCG was required to meet certain minimum financial targets. These targets were: (i) KPCG must have net after-tax earnings and an increase in net worth of $249, $528, $842, and $1,156, for the three months ended January 31, 2003, the six months ended April 30, 2003, the nine months ended July 31, 2003 and the twelve months ended October 31, 2003, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of KPCG, personally guaranteed $500 of the bank debt. In October 2003, KPCG negotiated certain modifications of this new debt agreement, as follows: (i) the maturity date of the loan was extended to February 28, 2006, and (ii) the minimum financial targets for fiscal 2003 were revised to a net after-tax earnings and net worth increase of $917 for the year ended October 31, 2003. The Company met those loan covenants in all but the third quarter of 2003, for which it received a waiver from the bank. At October 31, 2003, KPCG was in compliance with its loan covenants. In January 2004, the loan agreement was further modified to establish certain minimum financial targets for fiscal 2004. These targets are: (i) KPCG must have net after-tax earnings and an increase in net worth of $79, $178, $353, and $560, for the three months ended January 31, 2004, the six months ended April 30, 2004, the nine months ended July 31, 2004 and the twelve months ended October 31, 2004, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. During fiscal 2003 KPCG made payments on its debt of $1,072 which included reducing its total bank borrowings by $381 to $1,347. In addition, KPCG settled its earnout obligations with the former owners of Christopher Thomas

Associates, Inc. and renegotiated payments for preexisting debt due for the purchase of Christopher Thomas Associates, Inc. The impact of this transaction was to increase total debt by approximately $529 which represents the net present value of 72 monthly payments of $25. It also extended our payment terms on this debt from 12 to 72 months. During 2002 KPCG reduced its total bank borrowings by $173 to $1,727. In addition, KPCG paid $416 in scheduled long-term debt payments. During the third quarter of fiscal 2002, KPCG financed its purchase of the clients of RGSD by borrowing $125 from its Chairman and Chief Executive Officer. KPCG repaid this loan in fiscal 2003.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which superseded APB Opinion No. 17, Intangible Assets, established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. In addition, intangible assets that have finite useful lives continue to be amortized over their useful lives; however, the amortization period of such intangible assets is no longer limited to 40 years. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

In July 2002, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS 146 changes the timing of when certain costs associated with restructuring activities may be recognized. The Company adopted the provisions of this statement in fiscal 2003 and the adoption did not have a material impact on the financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted this interpretation in 2003 and the adoption did not have a material impact on the financial statements.

In January 2003, the FASB released FIN No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. The Interpretation clarifies issues regarding the consolidation of entities, which may have features that make it unclear whether consolidation or equity method accounting is appropriate. The Company adopted this interpretation in 2003 and the adoption did not have a material impact on the financial statements.

OFF-BALANCE-SHEET ARRANGEMENTS

KPCG does not have any off-balance-sheet arrangements as of October 31, 2003.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements commencing on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of October 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Accounting Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. Other than the resignation of the CFO and the appointment of the Controller to Chief Accounting Officer, there have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our executive officers and directors as of January 27, 2004.

       NAME                       AGE                              POSITION(S)
-------------------               ---        ------------------------------------------------------------
Bruce Kupper                       51        Chief Executive Officer, President and Chairman of the Board
Mary De Hahn                       54        Chief Operating Officer and Director
Randolph Seeling                   50        Chief Accounting Officer
S. Lee Kling                       74        Director
James Saitz                        54        Director
Christopher Santry                 55        Director

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

Randolph Seeling was promoted to Chief Accounting Officer effective January 1, 2004. He had served as the Controller of Kupper Parker Communications, Inc. since September of 1997 when he joined the Company as a result of Kupper Parker's asset purchase of Fitzgerald Advertising, Inc. of New Orleans, where Mr. Seeling had served as Controller from 1979 to 1985, and as Treasurer from 1985 until 1997. Mr. Seeling was also a minority owner of the privately held Fitzgerald Advertising, Inc. before the sale of that company's assets to Kupper Parker Communications, Inc. in 1997.

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

Gary Roberts, who had been a director of the Company since 1989 retired from the Company at the expiration of his employment agreement on September 30, 2002. Mr. Roberts retired as Director in 2003 at the expiration of his term.

John Rezich resigned his position as Chief Financial Officer effective December 31, 2003. At that same time, he also resigned as a Director.

There are no family relationships among any of our officers or directors.

The Directors of our company are divided into two classes and hold office until the second succeeding Annual Meeting of Stockholders following the election of their respective class and the qualification of their successors. Mr. Kupper, Ms. De Hahn, Mr. Kling and Mr. Santry constitute the class of Directors whose terms expire in 2004. Mr. Saitz constitutes the class of Directors whose term expires in 2005.

KPCG has not yet fully developed a written code of ethics policy as instituted by the Sarbanes-Oxley Act. KPCG is currently developing a policy in written form that will update and formalize our long-standing informal policy.

The new Chief Accounting Officer, as a "reporting person" under Section 16(a), was required to file a Form 3 by January 10, 2004. This filing has not yet been made but is expected to be made as quickly as possible following the filing of this annual report. When filed, the Form 3 will show that Mr. Seeling owns no shares of common stock of the Company but does hold options for 500 shares.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received, for each of the last three fiscal years, for services rendered to us by our Chief Executive Officer and each of our other most highly compensated executive officers during the fiscal year ended October 31, 2003 whose total compensation equaled or exceeded $100,000.

                                            Annual Compensation                           Long-term Compensation
                                     --------------------------------     ---------------------------------------------------
                                                               Other      Restricted     Securities
 Name and Principal                                            Annual       Stock        Underlying      LTIP       All Other
      Position              Year      Salary      Bonus        Comp.        Awards      Options/SAR's   Payouts     Comp. (1)
---------------------       ----     -------      ------       ------     ----------    -------------  --------     ---------
Bruce Kupper (3), (4)       2003      83,832      75,000          --          --              --          --           --
     CEO                    2002     210,000          --          --          --              --          --           --
                            2001     298,062          --          --          --              --          --           --
Mary De Hahn                2003     128,000          --          --          --              --          --           --
      COO                   2002     126,000          --          --          --              --          --           --
                            2001     155,030          --          --          --              --          --           --
John Rezich (2)             2003     110,250          --          --          --              --          --           --
      Director              2002     126,000          --          --          --              --          --           --
                            2001     145,030          --          --          --              --          --           --

         1. Amounts shown in this column are for company contributions to KPCG's ESOP and 401K plans on behalf of the named Executive.

         2.   Mr. Rezich left the Company on December 31, 2003.

         3.   Mr. Kupper took a voluntary salary reduction during 2003.

         4. Mr. Kupper received $25,000 of this bonus in December, 2003 after the end of fiscal 2003.

YEAR 2003 STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

On May 14, 2003, we granted stock options of 50,000 to Mr. Santry at a price of $0.25 per share. These stock options fully vest on May 14, 2004 and have an expiration date of May 14, 2009.

YEAR 2003 STOCK OPTION EXERCISES BY EXECUTIVE OFFICERS

During 2003, our executive officers did not exercise any of their various stock option grants.

STOCK OPTIONS HELD BY EXECUTIVE OFFICERS

The following table sets forth unexercised stock options held by each of our Executive Officers as of October 31, 2003:

                                                   Number of Securities Underlying      Value of Unexercised In-the-Money
                                                   Unexercised Options/SAR's as of               Options/SAR's as
                                                          October 31, 2003                   of October 31, 2003 (1)
                                                  ---------------------------------     ---------------------------------
                                                  Exercisable         Unexercisable     Exercisable        Unexercisable
                                                  -----------         -------------     -----------        -------------
Bruce Kupper                                        191,700                  --           $118,834                 --
Mary De Hahn                                         25,000                  --              2,250                 --
John Rezich (2)                                      25,000                  --              2,250
S. Lee Kling                                         10,000                  --                900                 --
James Saitz                                          10,000                  --                900                 --
Christopher Santry                                   50,000              50,000                 --            $27,500

         1. Calculated by determining the difference between the exercise price and the deemed fair value of the securities underlying the options at October 31, 2003.

         2. Mr. Rezich resigned as Chief Financial Officer as of December 31, 2003. His options expired at that time.

EMPLOYMENT AGREEMENTS

Effective January 1, 2001 we entered into a two-year employment agreement with Mr. Kupper that automatically renewed on January 1, 2003 for a two-year period, and which automatically renews for another two-year period at the end of each renewal period. Mr. Kupper's Employment Agreement provides for an initial base salary of $360,000 per year, annual raises of 4%, and incentive compensation in accordance with KPCG's Executive Compensation Program. Mr. Kupper is also eligible to receive stock options and to participate in certain fringe benefits and in KPCG's employee benefit plans generally available to senior executives. The terms of this agreement provide that Mr. Kupper will become a consultant to KPCG for the two-year period immediately following the expiration of the term of his employment, as extended, if applicable. During this consulting period, Mr. Kupper will receive annual compensation equal to 75% of the average of his annual base salary over the last three full calendar years of his employment. This consulting arrangement will also apply if Mr. Kupper resigns prior to the scheduled expiration of the term of his employment, subject to a reduction in the annual compensation based on vesting over a five-year period commencing January 1, 2001.

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

Effective June 1, 2001, we amended Mr. Kupper's employment agreement to reduce his base pay from $360,000 to $252,000. During 2003, Mr. Kupper took a voluntary salary reduction which resulting in his base pay being reduced to only $83,832 with the stipulation that he would receive a quarterly cash bonus of $25,000 for each quarter that the Company met the earnings target stipulated in its bank loan covenants. The Company met those loan covenants in all but the third quarter of 2003, for which it received a waiver from the bank. As a result, Mr. Kupper was paid a cash bonus of $25,000 for the first and second quarters of 2003. The bonus for the fourth quarter was paid in December, 2003 after the close of the fiscal year.

In October 2001, in connection with the acquisition of Christopher Thomas Associates, Inc., we entered into a two-year employment agreement with Mr. Santry providing for an annual base salary of $200,000, an annual stock option grant of at least 50,000 shares, and an annual cash bonus equal to three percent of the revenues of Christopher Thomas Associates, Inc. in excess of $4,500,000. During 2002, we amended this employment agreement so that Mr. Santry could work on a part-time basis at an annual salary of $100,000. Effective June 1, 2003, we again amended this employment agreement so that Mr. Santry could work on a part-time basis at an annual salary of $50,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 27, 2004 for:

      1. Each person or entity who is known by us to beneficially own five percent or more of the outstanding shares of our common stock;

      2.    Each director;

      3.    Each executive officer; and

      4.    All directors and executive officers of KPCG as a group.

                                                      NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                             BENEFICIALLY OWNED      PERCENT OF CLASS
---------------------------------------------------------------------------------------------
Bruce Kupper                                           1,840,100  (1)             29.03
---------------------------------------------------------------------------------------------
Mary De Hahn                                             326,020  (2)              5.14
---------------------------------------------------------------------------------------------
John Rezich                                               25,000  (7)               .39
---------------------------------------------------------------------------------------------
Randolph Seeling                                             500  (6)               .01
---------------------------------------------------------------------------------------------
S. Lee Kling                                              35,000  (3)              0.55
---------------------------------------------------------------------------------------------
James Saitz                                               10,000  (4)              0.16
---------------------------------------------------------------------------------------------
Chris Santry                                             118,500  (5)              1.87
---------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group        2,329,620                  37.15
---------------------------------------------------------------------------------------------

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

            5. Includes 100,000 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

            6. Includes 500 shares of Common Stock that the holder has the right to acquire within one year upon exercise of the related options granted by our company.

            7.    Mr. Rezich resigned from the Company effective December
                  31, 2003

Following is certain information as of October 31, 2003 for our equity compensation plans:

                                          NUMBER OF SECURITIES                                  NUMBER OF SECURITIES
                                            TO BE ISSUED UPON           WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                              EXERCISE OF              EXERCISE PRICE OF          FUTURE ISSUANCES
                                          OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,          UNDER EQUITY
            PLAN CATEGORY                 WARRANTS AND RIGHTS          WARRANTS AND RIGHTS       COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
shareholders                                    544,750                       $0.48                    105,250
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by shareholders                                      --                          --                         --
---------------------------------------------------------------------------------------------------------------------
Total                                           544,750                       $0.48                    105,250
---------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Saitz, a member of our Board of Directors, is the Chairman and Chief Executive Officer of Missouri State Bank, a commercial bank. This firm provided us with commercial banking services during 2003 and is expected to provide us with similar services during 2004. In addition, we provided certain advertising and other communications services to Missouri State Bank. We believe that all of the transactions between our company and Missouri State Bank were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

Mr. Kling, a member of our Board of Directors, is a Managing Consultant of Lockton Companies, an insurance brokerage and advisor. This firm provided us with insurance brokerage services during 2003 and is expected to provide us with similar services during 2004. We believe that all of the transactions between our company and Lockton Companies were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

In connection with our new bank loan agreement, Mr. Kupper, our Chairman and Chief Executive Officer, has personally guaranteed $500,000 of the bank loan. During the third quarter of fiscal 2002, the Company financed its purchase of the clients of RGSD by borrowing $125,000 from Mr. Kupper. The Company repaid this loan in fiscal 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

1.       Financial Statements

Kupper Parker Communications, Incorporated and Subsidiaries
         Report of Independent Public Accountants
         Consolidated Balance Sheet as of October 31, 2003 and 2002 Consolidated Statement of Operations for the years ended October 31, 2003 and 2002
         Consolidated Statement of Stockholders' Equity for the years ended October 31, 2003 and 2002
         Consolidated Statement of Cash Flows for the years ended October 31, 2003 and 2002
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.       Exhibits

See "INDEX TO EXHIBITS" on page 32 of this Form 10-KSB.

       (b) Reports on Form 8-K

On November 20, 2003, we furnished a Current Report on Form 8-K for the purpose of filing a press release dated November 20, 2003 related to the announcement of our unaudited fourth quarter 2003 earnings.

On December 30, 2003, we furnished a Current Report on Form 8-K for the purpose of filing a press release dated December 30, 2003 related to the announcement that Randolph Seeling had been promoted to Chief Accounting Officer and John Rezich had resigned as Chief Financial Officer and a member of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

During our two most recent fiscal years and subsequent interim periods, there have occurred none of the "reportable events" listed in Item 304(a)(1)(iv)(A-D) of Regulation S-B.

During fiscal 2002 and 2003, we paid the following fees to Rubin, Brown, Gornstein & Co. LLP:

                                  2003           2002
------------------------------------------------------
Audit Fees                       $51,500       $67,000
------------------------------------------------------
Audit-Related Fees                    --            --
------------------------------------------------------
Tax  Fees                         24,450         9,200
------------------------------------------------------
Other Fees (1)                     7,750            --
------------------------------------------------------
                                 $83,700        76,200
------------------------------------------------------

         1. Other fees principally represents benefit plan audit fees.

KPCG's Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. KPCG's Audit Committee has received the written disclosure and the letter from Rubin, Brown, Gornstein & Co. LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Rubin, Brown, Gornstein & Co. LLP their independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of January, 2004.

Kupper Parker Communications, Incorporated
By:   /s/ Bruce Kupper
----------------------
Bruce Kupper
Chief Executive Officer (Principal Executive Officer)

                        POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Kupper Parker Communications, Incorporated, hereby appoint Bruce Kupper and Randolph Seeling, acting severally, our true and lawful attorneys, with full power to sign for us in our name in the capacities indicated below, amendments to this report, and generally to do all things in our name and on our behalf in such capacities to enable Kupper Parker Communications, Incorporated to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signed: /s/ Bruce Kupper                                    Dated: January 27, 2004
--------------------------
Bruce Kupper
Chief Executive Officer (Principal Executive Officer),
Director

Signed: /s/ Mary De Hahn                                    Dated: January 27, 2004
-------------------------
Mary De Hahn
Chief Operating Officer, Director

Signed: /s/ Chris Santry                                    Dated: January 27, 2004
------------------------
Chris Santry
Director

Signed: /s/ S. Lee Kling                                    Dated: January 27, 2004
-------------------------
S. Lee Kling
Director

Signed: /s/ James Saitz                                     Dated: January 27, 2004
-------------------------
James Saitz
Director

                                INDEX TO EXHIBITS

 EXHIBIT NO.                            EXHIBIT DESCRIPTION
 -----------                            -------------------
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

   3.5            Amendment to Bylaws - - Filed as an Exhibit to the Company's
                  Form 10KSB for the year ended October 31, 2000 and incorporated herein by reference.

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

   10.2           Amendment Number 2 to 1988 Stock Option Plan - - Filed as an
                  Exhibit to the Company's Form 10KSB for the year ended October
                  31, 2000 and incorporated herein by reference.

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

   10.5a          Amendment to Employment Agreement of Bruce Kupper

   10.6           Employment Agreement of Chris Santry

   10.6a*         Amendment #1 to Employment Agreement of Chris Santry

   10.6b*         Amendment #2 to Employment Agreement of Chris Santry

   31.1*          Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

   31.2*          Certification of Chief Accounting Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

   32.1*          Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

   32.2*          Certification of Chief Accounting Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

================================================================================

                          KUPPER PARKER COMMUNICATIONS,
                          INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003

================================================================================

CONTENTS

                                                                                           PAGE
INDEPENDENT AUDITORS' REPORT..........................................................         F-3

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet.......................................................         F-4

     Consolidated Statement Of Operations.............................................         F-5

     Consolidated Statement Of Stockholders' Equity...................................         F-6

     Consolidated Statement Of Cash Flows.............................................         F-7

     Notes To Consolidated Financial Statements.......................................  F-8 - F-29

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Kupper Parker Communications, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
December 24, 2003

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                      OCTOBER 31,
                                                                         ---------------------------------
                                                                             2003                  2002
                                                                         ---------------------------------
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    392,516         $    931,619
  Accounts receivable, net of allowance for bad debts of $176,150
    in 2003 and $434,926 in 2002                                            5,735,847            9,176,835
  Other current assets                                                        457,339              596,136
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                  6,585,702           10,704,590

PROPERTY AND EQUIPMENT, NET                                                   558,062              780,612

GOODWILL, NET                                                               4,380,342            3,850,986

INTANGIBLES, NET                                                              262,401              335,559

OTHER ASSETS                                                                  455,191              435,470
----------------------------------------------------------------------------------------------------------

                                                                         $ 12,241,698         $ 16,107,217
==========================================================================================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term debt                                   $    660,001         $  1,172,348
  Accounts payable                                                          7,739,069           11,403,373
  Accrued expenses                                                            925,265            1,697,356
----------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                             9,324,335           14,273,077
----------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities                                   2,225,841            2,166,115
  Long-term accrued lease expense                                             379,379              385,818
  Deferred compensation                                                        19,055              207,902
----------------------------------------------------------------------------------------------------------
      TOTAL LONG-TERM LIABILITIES                                           2,624,275            2,759,835
----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 12)                                    --                   --
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.10 stated value, 30,000,000 shares authorized,
    6,200,094 shares in 2003 and 2002 issued                                  620,009              620,009
  Paid-in capital                                                           3,459,349            3,459,349
  Accumulated deficit                                                      (3,113,946)          (4,332,729)
  Treasury stock, at cost; 383,187 shares in 2003 and 2002                   (672,324)            (672,324)
----------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    293,088             (925,695)
----------------------------------------------------------------------------------------------------------

                                                                         $ 12,241,698         $ 16,107,217
==========================================================================================================

See the accompanying notes to consolidated financial statements.             F-4

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             FOR THE YEARS
                                                           ENDED OCTOBER 31,
                                                   ---------------------------------
                                                       2003                  2002
                                                   ---------------------------------
REVENUES                                           $ 11,424,927         $ 14,205,409
------------------------------------------------------------------------------------
OPERATING EXPENSES
  Salaries and benefits                               7,507,453           10,603,845
  Office and general                                  2,847,744            3,973,198
  Unusual items                                              --            2,957,484
------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                         10,355,197           17,534,527
------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                         1,069,730           (3,329,118)
------------------------------------------------------------------------------------

OTHER EXPENSE
  Interest income                                         4,187               15,651
  Interest expense                                     (175,650)            (150,378)
------------------------------------------------------------------------------------
    TOTAL OTHER EXPENSE                                (171,463)            (134,727)
------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT                 898,267           (3,463,845)

INCOME TAX BENEFIT                                      320,516                   --
------------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $  1,218,783         $ (3,463,845)
====================================================================================

BASIC EARNINGS (LOSS) PER SHARE                    $       0.21         $      (0.58)
====================================================================================

DILUTED EARNINGS (LOSS) PER SHARE                  $       0.20         $      (0.58)
====================================================================================

WEIGHTED AVERAGE SHARES USED IN BASIC PER
  SHARE COMPUTATION                                   5,816,907            5,989,178
====================================================================================

WEIGHTED AVERAGE SHARES USED IN DILUTED PER
  SHARE COMPUTATION                                   6,018,563            5,989,178
====================================================================================

See the accompanying notes to consolidated financial statements.             F-5

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                             COMMON STOCK
                                    ------------------------------          PAID-IN          ACCUMULATED
                                       SHARES             AMOUNT            CAPITAL            DEFICIT
                                    -----------        -----------        -----------        -----------
BALANCE - NOVEMBER 1, 2001            6,168,254        $   616,825        $ 3,454,643        $  (868,884)

SHARES ISSUED                             1,000                100                 80                 --

FOREIGN CURRENCY TRANSLATION                 --                 --                 --                 --

EFFECT OF SALE OF SUBSIDIARY
  AS DESCRIBED IN NOTE 20                    --                 --                 --                 --

EFFECT OF ACQUISITION AS
  DESCRIBED IN NOTE 2                    30,840              3,084              4,626                 --

NET LOSS                                     --                 --                 --         (3,463,845)
--------------------------------------------------------------------------------------------------------

BALANCE - OCTOBER 31, 2002            6,200,094            620,009          3,459,349         (4,332,729)

NET INCOME                                   --                 --                 --          1,218,783
--------------------------------------------------------------------------------------------------------

BALANCE - OCTOBER 31, 2003            6,200,094        $   620,009        $ 3,459,349        $(3,113,946)
========================================================================================================

                                                                                  ACCUMULATED
                                                   TREASURY STOCK                    OTHER
                                           ------------------------------        COMPREHENSIVE
                                              SHARES            AMOUNT               INCOME              TOTAL
                                           -----------        -----------         -----------         -----------
BALANCE - NOVEMBER 1, 2001                     141,723        $  (611,958)        $        78         $ 2,590,704

SHARES ISSUED                                       --                 --                  --                 180

FOREIGN CURRENCY TRANSLATION                        --                 --                 (78)                (78)

EFFECT OF SALE OF SUBSIDIARY
  AS DESCRIBED IN NOTE 20                      241,464            (60,366)                 --             (60,366)

EFFECT OF ACQUISITION AS
  DESCRIBED IN NOTE 2                               --                 --                  --               7,710

NET LOSS                                            --                 --                  --          (3,463,845)
-----------------------------------------------------------------------------------------------------------------

BALANCE - OCTOBER 31, 2002                     383,187           (672,324)                 --            (925,695)

NET INCOME                                          --                 --                  --           1,218,783
-----------------------------------------------------------------------------------------------------------------

BALANCE - OCTOBER 31, 2003                     383,187        $  (672,324)        $        --         $   293,088
=================================================================================================================

See the accompanying notes to consolidated financial statements.             F-6

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           FOR THE YEARS
                                                                          ENDED OCTOBER 31,
                                                                  -------------------------------
                                                                     2003                2002
                                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ 1,218,783         $(3,463,845)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   460,622             713,274
      Goodwill impairment loss                                             --           1,991,003
      Loss on sale of subsidiary                                           --             570,794
      Loss on disposal of property and equipment                          677              68,909
      Bad debt provision                                              201,813             283,413
      Change in assets and liabilities:
        Decrease in accounts receivable                             3,239,175             578,903
        Decrease in other current assets                              138,797             511,731
        (Increase) decrease in other assets                           (19,721)              5,702
        Decrease in accounts payable                               (3,664,304)         (1,496,494)
        Decrease in accrued expenses                                 (772,091)           (275,904)
        Increase (decrease) in other long-term liabilities           (105,302)            251,931
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   698,449            (260,583)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  (80,526)            (46,955)
  Cost of acquired intangibles                                        (85,065)           (125,000)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (165,591)           (171,955)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                       (1,071,961)           (589,394)
  Proceeds from issuance of long-term borrowings                           --             125,000
-------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (1,071,961)           (464,394)
-------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                           --              (2,309)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (539,103)           (899,241)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         931,619           1,830,860
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $   392,516         $   931,619
=================================================================================================

See the accompanying notes to consolidated financial statements.             F-7

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002

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

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which superseded APB Opinion No. 17, Intangible Assets, established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. In addition, intangible assets that have finite useful lives continue to be amortized over their useful lives; however, the amortization period of such intangible assets is no longer limited to 40 years. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

         In July 2002, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS 146 changes the timing of when certain costs associated with restructuring activities may be recognized. The Company adopted the provisions of this statement in fiscal 2003 and the adoption did not have a material impact on the financial statements.

         In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this statement in 2003 and the adoption did not have a material impact on the financial statements.

         In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted this interpretation in 2003 and the adoption did not have a material impact on the financial statements.

         In January 2003, the FASB released FIN No. 46, Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51. The Interpretation clarifies issues regarding the consolidation of entities, which may have features that make it unclear whether consolidation or equity method accounting is appropriate. The Company adopted this interpretation in 2003 and the adoption did not have a material impact on the financial statements.

         RECLASSIFICATIONS

         Certain amounts in the October 31, 2002 financial statements have been reclassified to conform to the October 31, 2003 financial statement presentation. These reclassifications have no effect on the previously reported net loss.

         USE OF ESTIMATES

         The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

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

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At October 31, 2003, and October 31, 2002, the Company had approximately $1,365,000 and $2,044,000 in excess of FDIC insured limits, respectively.

         ACCOUNTS RECEIVABLE

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company computes depreciation and amortization using the straight-line method over the estimated useful life of the related asset as follows:

Equipment                                                                3 - 5 years
Furniture and fixtures                                                   5 - 7 years
Leasehold improvements               Lease term or useful life, whichever is shorter

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         GOODWILL

         Effective November 1, 2002 and in accordance with SFAS 142, the Company ceased amortization of goodwill acquired prior to July 1, 2001. The Company has completed the transitional goodwill impairment test as of November 1, 2002, as required by SFAS 142. The fair values of the reporting units were estimated using both a discounted cash flow model and a market comparable approach, which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company may be required to write-off an impaired portion of goodwill, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

         The following table reflects net loss and net loss per share as if goodwill was not subject to amortization for the year ended October 31, 2002:

Reported net loss                                      $  (3,463,845)
Add back goodwill amortization                               298,351
                                                       -------------

Adjusted net loss                                      $  (3,165,494)
                                                       =============

Reported net loss per share (basic and diluted)        $       (0.58)
Add back goodwill amortization                                  0.05
                                                       -------------

Adjusted net loss per share (basic and diluted)        $       (0.53)
                                                       =============

         INTANGIBLES

         Trademarks are amortized over a five-year period and other intangible assets are amortized over a three-year period, in accordance with SFAS
         142. The Company does not have any intangible assets with indefinite lives.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred compensation approximate fair value because of the short maturity of those instruments. At October 31, 2003 and 2002, the Company estimates that the fair value of its long-term debt is not materially different from its financial statement carrying value. The fair value of long-term debt was estimated using quoted market prices or discounted future cash flows.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         STOCK OPTIONS

         The Company has adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective November 1, 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below.

                                                                             2003               2002
                                                                          ----------        -----------
Net income (loss), as reported                                            $1,218,783        $(3,463,845)
Deduct: Total stock-based employee compensation
        determined under fair value based method
        for all awards                                                        21,440             83,825
                                                                          ----------        -----------

Pro forma net income (loss)                                               $1,197,343        $(3,547,670)
                                                                          ==========        ===========

Earnings per share:
         Basic - as reported                                              $     0.21        $     (0.58)
         Basic - pro forma                                                      0.21              (0.59)

         Diluted - as reported                                                  0.20              (0.58)
         Diluted - pro forma                                                    0.20              (0.59)

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         EARNINGS PER SHARE

         Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for diluted earnings per share. The weighted average number of shares outstanding for diluted earnings per share reflects the incremental shares attributable to the assumed exercise of outstanding options (treasury stock method), unless the calculation is anti-dilutive. Incremental shares were 201,656 and 0 for 2003 and 2002, respectively. For 2002, the effect of dilutive securities is anti-dilutive. As such, the denominator used in determining earnings per share is the same for both basic and dilutive earnings per share in 2002.

         IMPAIRMENT OF ASSETS

         The Company applies the provisions of SFAS 121 to goodwill and other long-lived assets acquired prior to the adoption of SFAS 144. In 2002, the Company wrote off goodwill relating to one of its reporting units. This charge, as discussed in Note 7 and Note 20, was written off in accordance with the provisions of SFAS 121. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value. See Goodwill section of Note 1 for the policy on impairment of goodwill, in accordance with SFAS 142.

         FOREIGN CURRENCY TRANSLATION

         The functional currency of CGT (UK) Limited is the British pound. The Company accounts for foreign currency translation in accordance with SFAS No. 52. The cumulative effect of this method is reflected as accumulated other comprehensive income in stockholders' equity. The Company sold its interest in CGT (UK) Limited in 2002.

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, which utilizes the liability method. Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         COMPREHENSIVE INCOME (LOSS)

         The Company classifies its accumulated other comprehensive income
         (loss), which is comprised solely of cumulative foreign currency translation adjustments, as a separate component of stockholders' equity. Total comprehensive income (loss) for 2003 and 2002 is as follows:

                                               2003              2002
                                            ----------       -----------
Net income (loss)                           $1,218,783       $(3,463,845)
Foreign currency translation                        --               (78)
                                            ----------       -----------
                                            $1,218,783       $(3,463,923)
                                            ==========       ===========

2.       ACQUISITIONS

         In 2002, under the terms of the acquisition agreement to acquire all of the outstanding capital stock of Chameleon Design, Inc. (Chameleon), the Company issued 30,840 shares of its common stock. These shares were issued because Chameleon met its revenue targets in 2002 and 2001. The Company has satisfied all other obligations related to this transaction.

         In February 2001, the Company acquired all of the outstanding shares of CGT (UK) Limited (CGT), a London-based strategic marketing communications agency, in exchange for $475,000 in cash and 70,000 shares of its common stock. Under the terms of the acquisition agreement, the Company subsequently issued an additional 171,464 shares of its common stock to the former CGT shareholders during 2001 to satisfy its obligation in accordance with the acquisition agreement. The total purchase price paid by the Company for CGT is $877,367, consisting of $475,000 in cash, $337,714 in common stock and $64,653 in third-party costs incurred in connection with this acquisition. At the date of acquisition, CGT had net assets of $377,296, consisting of cash of $141,851, accounts receivable of $279,151, prepaid expenses of $54,354, property and equipment of $58,261, and accounts payable and accrued liabilities of $156,321. The excess of purchase price over the fair value of assets acquired of $500,071, which is nondeductible for tax purposes, has been assigned to goodwill and was being amortized over 20 years. As further discussed in Note 19, the Company sold CGT during 2002.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         In October 2001, the Company acquired all of the outstanding shares of Christopher Thomas Associates, Inc. (Christopher Thomas), a strategic marketing communications agency with offices in Melville, New York, Stamford, Connecticut and Boston Massachusetts in exchange for $1,450,000 in cash and a non-interest bearing note payable to the former shareholders of Christopher Thomas for eight quarterly payments of $75,000. Under the terms of the acquisition agreement, as amended in 2002, the Company issued a non-interest bearing note totaling $1,196,950 during 2002 to the former shareholders of Christopher Thomas because Christopher Thomas met its revenue goals for 2002. In 2003, the company amended the acquisition agreement and issued a non-interest bearing note for the remaining amount owed on the eight quarterly payments of $75,000, the non-interest bearing note issued in 2002 for $1,196,950, and $529,355 which became due based upon the requirements of the agreement for Christopher Thomas meeting its revenue goals in 2003. As part of the amendment, the Company extended its payment term to 72 months. The Company made payments to the former owners of Christopher Thomas of approximately $506,709 in 2003. The Company incurred approximately $82,000 in imputed interest expense in 2003 based upon discounting the note payable at a rate of 6%.

         As of October 31, 2003, the total purchase price paid by the Company is $3,108,823, consisting of $1,450,000 in cash, the non-interest bearing note payable with a present value totaling $1,614,779 (a 6% rate of interest was used to discount the note payable) and $44,044 in third-party costs incurred in connection with this acquisition. At the date of acquisition, Christopher Thomas had net liabilities of $674,896, consisting of cash of $735,383, accounts receivable of $3,165,839, prepaid expenses of $210,592, property and equipment of $238,236, other non-current assets of $25,793, accounts payable and accrued liabilities of $4,989,501, and long-term debt of $61,238. The excess of purchase price over the fair value of assets acquired was $3,783,719. Of this amount, $185,000 and $135,000 have been assigned to intangible assets for non-contractual customer relationships and trade name that have been determined to have lives of three years for financial statement amortization purposes. The residual excess of purchase price over the fair value of assets acquired of $3,463,719 has been assigned to goodwill and will not be amortized for financial statement purposes in accordance with SFAS 142. The amounts assigned to intangible assets are deductible for tax purposes over a 15-year life. The amount assigned to goodwill is not deductible for tax purposes.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         On July 31, 2002, the Company acquired the clients of RGSD, a Memphis-based media buying service for $125,000 in cash. This amount has been assigned to intangible assets for non-contractual customer relationships and is being amortized over three years. Under the terms of the acquisition agreement, the Company is obligated to make an additional cash payment of $125,000 if the clients purchased from RGSD deliver $391,000 in revenues for the twelve month period ended July 31, 2003. In 2003, the clients purchased from RGSD only generated approximately $266,000 in revenues and based upon the amount of revenues generated the Company was only required to make an additional cash payment of approximately $85,000. This amount was paid in full in 2003 and this amount was assigned to the intangible asset for the non-contractual agreement.

3.       ALLOWANCE FOR BAD DEBTS

         Changes in the Company's allowance for bad debts for 2003 and 2002, were as follows:

           BALANCE AT                   PROVISION     WRITE-OFFS,    BALANCE AT
           BEGINNING                   FOR DOUBTFUL     NET OF         END OF
YEAR        OF YEAR     ACQUISITIONS     ACCOUNTS     RECOVERIES        YEAR
-------------------------------------------------------------------------------
2003       $  434,926       $ --         $201,813     $  (460,589)   $  176,150
2002       $  417,876       $ --         $283,413     $  (266,363)   $  434,926

4.       OTHER CURRENT ASSETS

         Other current assets consist of:

                                                  2003               2002
                                                ---------          ---------
Expenditures billable to clients                $  58,765          $ 371,749
Deferred tax asset                                 35,784             35,784
Refundable income taxes                           272,809                 --
Prepaid expenses and other                         89,981            188,603
                                                ---------          ---------

                                                $ 457,339          $ 596,136
                                                =========          =========

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                          2003               2002
                                                       ------------     ------------
Equipment                                              $  1,240,946     $  1,168,782
Furniture and fixtures                                      897,683          890,828
Leasehold improvements                                      346,372          346,372
                                                       ------------     ------------
                                                          2,485,001        2,405,982
Less: Accumulated depreciation and
   amortization                                           1,926,939        1,625,370
                                                       ------------     ------------

                                                       $    558,062     $    780,612
                                                       ============     ============

         Depreciation and amortization expense of property and equipment totaled $302,399 and $395,755 during 2003 and 2002, respectively.

6.       INTANGIBLE ASSETS

         Intangible assets consist of:

                                                           2003             2002
                                                       ------------     ------------
AMORTIZED INTANGIBLE ASSETS:
   Trademarks                                          $     10,690     $     10,690
   Other intangible assets                                  530,065          445,000
                                                       ------------     ------------
                                                            540,755          455,690

   Less: Accumulated amortization                           278,354          120,131
                                                       ------------     ------------

                                                       $    262,401     $    335,559
                                                       ============     ============

         Amortization of intangible assets charged against income amounted to $158,223 in 2003 and $120,131 in 2002.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         The scheduled future amortization expense is as follows:

YEAR                                            AMOUNT
----                                          ----------
2004                                          $  172,731
2005                                              61,743
2006                                              26,146
2007                                               1,782
----                                          ----------

                                              $  262,401
                                              ==========

7.       IMPAIRMENT OF GOODWILL

         In October 2002, the Company wrote off goodwill related to its acquisition of Greenstone Roberts Advertising, Inc. (Greenstone) resulting in a charge of $1,991,003 in accordance with the provisions of SFAS No. 121. This write off is included in unusual items, separately stated on the statement of operations. In the opinion of Company management, this goodwill became impaired during 2002 because of a decline in revenues from Greenstone clients and due to the retirement of two key executives of that operation. As a result, projected future cash flows from this subsidiary were determined to be less than the carrying value of the subsidiary's long-lived asset. The revised carrying value of the goodwill was calculated using discounted estimated future cash flows.

8.       OTHER ASSETS

         Other assets consist of:

                                                          2003              2002
                                                       ------------     ------------
Cash surrender value - life insurance                  $    143,919     $    123,010
Deposits                                                     40,462           44,296
Deferred tax asset                                          114,885          112,239
Investment in affiliate                                     155,925          155,925
                                                       ------------     ------------

                                                       $    455,191     $    435,470
                                                       ============     ============

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

9.       ACCRUED EXPENSES

         Accrued expenses consist of:

                                                          2003              2002
                                                       ------------     ------------
Current portion of deferred compensation               $    218,868     $    490,305
Accrued lease expense                                         6,439          207,812
Accrued commissions and bonuses                              86,577          102,167
Deferred income                                             495,095          653,494
Other accrued expenses                                      118,286          243,578
                                                       ------------     ------------

                                                       $    925,265     $  1,697,356
                                                       ============     ============

10.      LINE OF CREDIT AND LONG-TERM DEBT

         The Company had a $1,000,000 revolving line of credit with a bank. Borrowings under this agreement were secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement was payable monthly at the prime rate less 0.5%. This line of credit expired on May 20, 2002.

         The Company has a $1,950,328 term note dated May 29, 2002 with a bank. This term note is a result of combining the debt owed on the expired line-of-credit agreement and the acquisition debt utilized to obtain Christopher Thomas. Borrowings under this agreement are secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement is payable monthly at the prime rate (4.75% at October 31, 2002). This term note was later amended in 2003. The outstanding balance of this term note was $1,727,169 at October 31, 2002.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         In 2003, the Company signed an amendment to the above loan agreement to refinance and modify its existing term note. The new loan agreement is in the amount of $1,376,571 with a maturity date of February 28, 2006 and requires monthly principal payments of $29,926, plus interest at the bank's prime rate of at least 4.75%. As such, the existing term loan at October 31, 2003, less current maturities is classified as long-term debt on the accompanying balance sheet. In addition, the Company may be required to pay additional principal payments equal to 25% of quarterly earnings in excess of $300,000 and 50% of quarterly earnings in excess of $400,000. In 2003, the Company was not required by the bank to pay these additional principal payments. Financial covenants include the maintenance of minimum quarterly net income, net worth and average debt service coverage as defined in the loan agreement. Borrowings are secured by accounts receivable, the assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer, and a $500,000 personal guarantee by the Company's chief executive officer. The Company violated one of its financial covenants during 2003 and obtained a bank waiver for this violation.

         In 2003, the Company opened a new line of credit for $250,000. Borrowings under this agreement are secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on the borrowings under this agreement is at the prime rate plus 0.5% (4.75% at October 31, 2003). There was no outstanding balance of this line of credit at October 31, 2003.

         Long-term debt consists of:

                                                          2003              2002
                                                       ------------     ------------
Term note                                              $  1,346,645     $  1,727,169
Notes payable to former Christopher Thomas
   shareholders (Note 2)                                  1,480,129        1,375,483
Note payable to stockholder (Notes 2 and 19)                     --          119,599
Subordinated debt                                                --           52,580
5.5% note payable                                            59,068           63,632
                                                       ------------     ------------
                                                          2,885,842        3,338,463
Less: Current maturities                                    660,001        1,172,348
                                                       ------------     ------------

                                                       $  2,225,841     $  2,166,115
                                                       ============     ============

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         The scheduled maturities of long-term debt at October 31, 2003 are as follows:

YEAR                                                 AMOUNT
----                                               ---------
2004                                               $  660,001
2005                                                1,263,695
2006                                                  260,384
2007                                                  245,522
2008                                                  231,524
Thereafter                                            224,716
                                                   ----------

                                                   $2,885,842
                                                   ==========

         The terms of the stockholder note payable called for 60 equal monthly payments of principal and interest of $2,417 at a 6% annual interest rate. This note payable was paid in full in 2003.

         The terms of the subordinated promissory note called for 120 equal monthly payments of principal and interest of $6,217 at a 6.1% interest rate. This note was paid in full in 2003.

         The terms of the 5.5% note payable call for 180 monthly payments of $380 in principal together with interest on the unpaid balance of the loan at an annual rate of 5.5%.

11.      DEFERRED COMPENSATION

         The Company has various deferred compensation agreements with former employees and owners. The agreements provide for certain payments based upon known and contingent conditions. These agreements are payable over various remaining lives. The Company accrued the present value of the estimated future benefit payments over the period of the agreements. The outstanding balance of these deferred compensation agreements amounted to $237,923 at October 31, 2003 and $698,207 at October 31, 2002.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

12.      CONTINGENCIES

         The Company is involved in various claims and legal actions incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate outcome will not have a material effect on the Company's results of operations or financial position.

13.      STOCK OPTIONS

         Under the Company's 1988 stock option plan, grants of stock options can be made to certain employees and directors at a price equal to 100% of the fair market value of stock on the date of grant. Options have vesting periods of one year after the date of grant. Options are generally exercisable up to six years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                                 2003               2002
                                            -------------       -------------
Risk free interest rate                      3.25% AND 3%       4.8% and 4.4%
Expected life                                     6 YEARS             6 years
Expected volatility                         130% AND 137%                165%

         A summary of the options outstanding and exercisable stock options as of October 31, 2003 is presented in the table below:

                       OUTSTANDING STOCK OPTIONS         EXERCISABLE STOCK OPTIONS
                  ------------------------------------   -------------------------
                                 WEIGHTED
     RANGE        OUTSTANDING     AVERAGE     WEIGHTED   EXERCISABLE      WEIGHTED
      OF            SHARES       REMAINING    AVERAGE      SHARES         AVERAGE
   EXERCISE           AT        CONTRACTUAL   EXERCISE       AT           EXERCISE
     PRICE        10/31/2003       LIFE        PRICE     10/31/2003        PRICE
----------------------------------------------------------------------------------
$.0002 to $1.00     478,050         4.0       $   0.35     423,050        $   0.37
$ 1.01 to $2.00      58,700         3.7           1.18      58,700            1.18
$ 2.01 to $3.00       8,000          .5           2.75       8,000            2.75
                    -------                                -------

                    544,750         3.9       $   0.48     489,750        $   0.50
                    =======                                =======

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         A summary of the status of the Company's stock options as of October 31, 2003 and 2002 and changes during the years then ended is presented in the table below:

                                               2003                            2002
                                   ----------------------------     ----------------------------
                                         WEIGHTED AVERAGE                 Weighted Average
                                   ----------------------------     ----------------------------
                                    SHARES       EXERCISE PRICE      Shares       Exercise Price
                                   -------------------------------------------------------------
Outstanding at beginning
    of year                         569,150      $         0.68      321,300      $         0.74
Granted                              55,000                0.24      290,100                0.61
Lapsed/canceled                     (79,400)               1.76      (42,250)               0.74
                                   --------      --------------     --------      --------------

                                    544,750      $         0.48      569,150      $         0.68
                                   ========      ==============     ========      ==============

Options available for future
    grant                           105,250                           80,850
                                   ========                         ========

Weighted average fair value
    for options granted during
    the year                                     $         0.24                   $         0.44
                                                 ==============                   ==============

Options exercisable at
   end of year                      489,750      $         0.50      320,050      $         0.74
                                   ========      ==============     ========      ==============

14.      RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

         The Company has two 401(k) plans. The Company's annual contributions to the plans are discretionary, but may not exceed the amounts permitted as deductible expense under the Internal Revenue Code. During 2003 and 2002 the Company did not make contributions to these plans.

15.      LEASE OBLIGATIONS

         The Company leases all of its office facilities under operating leases. Rental expense on these leases was $1,012,699 in 2003 and $1,393,837 in 2002.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
  AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         The future minimum rental obligations for these leases are as follows:

YEAR                      AMOUNT
-----------------------------------
2004                     $  978,413
2005                        930,766
2006                        933,899
2007                        946,120
2008                        860,423
Thereafter                  886,383
                         ----------

Total                    $5,536,004
                         ==========

16.      FEDERAL AND STATE INCOME TAXES

         In connection with the acquisition of Greenstone in 2000, the Company acquired net operating loss carry-forwards originating from operating losses previously incurred at Greenstone. Due to the change in control that occurred as a result of the acquisition, the Internal Revenue Code establishes certain annual limitations on the amount of the net operating loss carry-forwards that can be used by the Company to reduce its taxable income in any one given year. This annual limitation is approximately $138,000. The total net operating loss carry-forward relating to Greenstone is $1,307,550. The Company, as of 2003, is limited to utilizing four years of these net operating loss carryforwards which amount to $755,614 as of October 31, 2003. The Company also has net operating loss carryforwards of $685,730 relating to the Company and its other subsidiaries. These federal and state carry-forwards expire in various years starting in 2012 through 2021.

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

KUPPER PARKER COMMUNICATIONS, INCORPORATED
   AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         The components of pretax income (loss) were as follows:

                                                        2003          2002
                                                     ---------    ------------
United States                                        $ 898,267    $ (3,322,694)
Foreign                                                     --        (141,151)
                                                     ---------    ------------

                                                     $ 898,267    $ (3,463,845)
                                                     =========    ============

         The income tax benefit consisted of the following:

                                                       2003            2002
                                                    ---------          ----
Current:
   Federal refunds from operating loss carrybacks   $ 317,870          $ --

Deferred:
   Federal                                              2,646            --
                                                    ---------          ----

                                                    $ 320,516          $ --
                                                    =========          ====

        The tax effect of significant temporary differences representing deferred tax assets as of October 31, 2003 and 2002, were as follows:

                                                       2003           2002
                                                     ---------    ------------
Current deferred:
   Reserve for bad debts                             $  66,945    $    246,303
   Charitable contribution carryover                        --          35,127
   Accrued lease expense                                13,393          60,099
   Deferred compensation                                83,171              --
   Other                                                16,796          12,377
   Valuation allowance                                (144,521)       (318,122)
                                                     ---------    ------------

                                                     $  35,784    $     35,784
                                                     =========    ============

KUPPER PARKER COMMUNICATIONS, INCORPORATED
   AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

                                                      2003             2002
                                                   -----------    ------------
Long-term deferred:
   Net operating loss carry forwards               $   757,446    $  1,347,389
   Accrued lease expense                               144,164         168,461
   Charitable contribution carryforward                 10,616              --
   Deferred compensation                                 7,241         266,308
   Intangible                                           17,624              --
   Goodwill                                            167,624         194,590
   Compensation expense related to stock options        42,714          44,961
   Capital loss carry forward                          297,764         315,244
   Property and equipment                              (58,971)        (76,567)
   Valuation allowance                              (1,271,337)     (2,148,147)
                                                   -----------    ------------

                                                   $   114,885    $    112,239
                                                   ===========    ============

         The reconciliation of the U.S. statutory amount to the effective income tax amount is as follows:

                                                       2003           2002
                                                   -----------    ------------
Provision for federal income taxes at the
   statutory rate                                  $   305,411    $ (1,177,707)
State income tax                                        35,931              --
Impact of nondeductible goodwill amortization           41,691          67,112
Nondeductible travel and entertainment                  11,444           8,500
Goodwill impairment loss                                    --         832,871
Effect of graduated rates                              293,692              --
Increase (decrease) in valuation allowance          (1,050,411)        237,154
Other                                                   41,726          32,070
                                                   -----------    ------------

                                                   $  (320,516)   $         --
                                                   ===========    ============

17.      SUPPLEMENTAL CASH FLOW DATA

         Interest paid was as follows:

                                                       2003           2002
                                                   -----------    ------------
Interest                                           $    81,063    $    103,546

KUPPER PARKER COMMUNICATIONS, INCORPORATED
   AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         Non-cash transactions in investing activities were as follows:

                                                      2003            2002
                                                   -----------    ------------
Notes payable issued in connection with
   business acquisitions                           $   529,355    $  1,196,950

Common stock issued in business acquisitions                --           7,710

18.      GEOGRAPHIC AREAS

         Revenue and long-lived assets are presented below by major geographic areas:

                                                      2003            2002
                                                  ------------    ------------
REVENUE
   United States                                  $ 11,424,927    $ 13,796,867
   United Kingdom                                           --         408,542
                                                  ------------    ------------

                                                  $ 11,424,927    $ 14,205,409
                                                  ============    ============
LONG-LIVED ASSETS
   United States                                  $  5,655,996   $   5,402,627
                                                  ============    ============

         Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets and other assets are allocated based upon the location of the related operation.

19.      RELATED PARTY TRANSACTIONS

         A member of the Company's Board of Directors is the Chairman and Chief Executive Officer of the bank with which the Company had borrowings outstanding at October 31, 2003 and 2002, of $1,346,645 and $1,727,169,
         respectively. Interest expense related to these borrowings during 2003 and 2002 totaled $72,458 and $117,964, respectively. The company provided certain advertising and other communications services to this bank during 2003 and 2002 generating revenues of $39,667 and $87,100, respectively. Included in accounts receivable at October 31, 2003 and 2002 was $2,500 and $2,509, respectively, due from this bank.

KUPPER PARKER COMMUNICATIONS, INCORPORATED
   AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

         A member of the Company's Board of Directors is affiliated with an insurance brokerage firm that provided the Company with certain insurance brokerage services totaling $61,436 and $72,362 during 2003 and 2002, respectively. In addition, the Company has payables of $25,000 at October 31, 2003 due to the insurance brokerage firm. There were no payables due to the insurance brokerage firm at December 31, 2002.

         In 2002, a stockholder of the Company loaned the Company $125,000 in connection with the acquisition of RGSD as described in Note 2.

         Management believes that all related party transactions were made on terms no less favorable than those that either party could have obtained from an unaffiliated third party.

20.      UNUSUAL ITEMS

         In October 2002, the Company wrote off goodwill related to its acquisition of Greenstone Roberts resulting in a charge of $1,991,003 in accordance with the provisions of SFAS 121. See Note 7 for further discussion.

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