Form 10KSB/A
period 2003-10-31
KUPPER PARKER COMMUNICATIONS INC
filed 2004-03-09
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

The signatures to Registrant's Form 10-KSB for the fiscal year ended October 31, 2003 are hereby amended as follows:

Signatures: Registrant has amended the signatures to add the signature of Randolph Seeling, Chief Accounting Officer, which was inadvertently omitted from the original filing.

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

Signed: /s/ Mary De Hahn                                    Dated: January 27, 2004
-------------------------
Mary De Hahn
Chief Operating Officer, Director

Signed: /s/ Randolph Seeling                                Dated: March 5, 2004
----------------------------
Randolph Seeling
Chief Accounting Officer

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