Form 10QSB
period 2004-01-31
KUPPER PARKER COMMUNICATIONS INC
filed 2004-03-16
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-17468

                                -----------------

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

           (Exact name of the Registrant as specified in its charter)

       NEW YORK                                        11-2250305
       -------------------------------                 ------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                 8301 Maryland Avenue, St. Louis, Missouri 63105
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,816,907 shares of Common Stock, par value $0.01, as of March 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page Number
                                                                           -----------

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet as of
              January 31, 2004 (Unaudited) and October 31, 2003                  3

              Condensed Consolidated Statement of Operations for the
              three months ended January 31, 2004 and 2003
              (Unaudited)                                                        4

              Condensed Consolidated Statement of Cash Flows for the
              three months ended January 31, 2004 and 2003                       5
              (Unaudited)

              Notes to Condensed Consolidated Financial Statements               6
              (Unaudited)

Item 2.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                                     9

Item 3.       Controls and Procedures                                           14

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                 15

Item 2        Changes In Securities                                             15

Item 3        Defaults on Senior Securities                                     15

Item 4        Submission of Matters to a Vote of Security Holders               15

Item 5        Other Information                                                 15

Item 6        Exhibits and Reports on Form 8-K                                  15

              Signatures                                                        16

              Certifications                                                    17

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                (UNAUDITED)

                                                                                JANUARY 31,             OCTOBER 31,
                                                                                   2004                    2003
                                                                                -----------             -----------
ASSETS
    Current Assets
       Cash and cash equivalents                                                $   149,294             $   392,516
       Accounts receivable, net of allowance for bad debts
        of $218,115 and $176,150                                                  5,140,943               5,735,847
       Other current assets                                                         520,254                 457,339
                                                                                -----------             -----------
       Total Current Assets                                                       5,810,491               6,585,702
                                                                                -----------             -----------
       Property and equipment, net of accumulated depreciation
        and amortization of $2,001,480 and $1,926,941                               558,544                 558,062
       Intangibles, net of accumulated amortization of
        $323,255 and $278,354                                                       217,500                 262,401
       Goodwill                                                                   4,380,342               4,380,342
       Other assets                                                                 311,272                 455,191
                                                                                -----------             -----------
Total Assets                                                                    $11,278,149             $12,241,698
                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Current maturities of long-term debt                                     $   656,590             $   660,001
       Accounts payable                                                           7,007,057               7,739,069
       Accrued expenses                                                             632,244                 925,265
                                                                                -----------             -----------
Total Current Liabilities                                                         8,295,891               9,324,335
                                                                                -----------             -----------

    Long-term Liabilities
       Long-term debt, less current maturities                                    2,085,458               2,225,841
       Long-term accrued lease expense                                              383,407                 379,379
       Deferred compensation                                                         14,653                  19,055
                                                                                -----------             -----------
Total Long-term Liabilities                                                       2,483,518               2,624,275
                                                                                -----------             -----------

Stockholders' Equity
       Common stock, $.10 stated value, 30,000,000 shares
        authorized; 6,200,094 shares issued                                         620,009                 620,009
       Paid-in capital                                                            3,459,349               3,459,349
       Retained earnings (deficit)                                               (2,908,294)             (3,113,946)
       Treasury stock, at average cost; 383,187 shares                             (672,324)               (672,324)
                                                                                -----------             -----------
Total Shareholders' Equity                                                          498,740                 293,088
                                                                                -----------             -----------
Total Liabilities and Shareholders' Equity                                      $11,278,149             $12,241,698
                                                                                ===========             ===========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED JANUARY 31,
                                                  --------------------------------------
                                                         2004                2003
                                                  -----------------   ------------------
REVENUES                                             $  2,659,646         $  3,096,375
                                                     ------------         ------------
OPERATING EXPENSES:
       Salaries and Benefits                            1,821,480            2,023,909
       Office and General                                 592,064              742,869
                                                     ------------         ------------
       Total Operating Expenses                         2,413,544            2,766,778
                                                     ------------         ------------
       Operating Income                                   246,102              329,597

OTHER INCOME (EXPENSE):
       Interest income                                         66                1,945
       Interest expense                                   (40,516)             (49,061)
                                                     ------------         ------------
                                                          (40,450)             (47,116)
                                                     ------------         ------------
       Pretax Income                                      205,652              282,481

PROVISION FOR TAXES                                             -                    -
                                                     ------------         ------------
NET INCOME                                           $    205,652         $    282,481
                                                     ============         ============
EARNINGS PER SHARE
       Basic                                         $       0.04         $       0.05
                                                     ============         ============
       Diluted                                       $       0.03         $       0.05
                                                     ============         ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                                    --------------------------------------
                                                                                          2004                  2003
                                                                                    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $    205,652          $    282,481
Adjustments to reconcile net income to net cash provided by (used
in) operating activities
Depreciation and amortization                                                              119,441               120,701
Provision for bad debts                                                                     40,331                18,000
Changes in assets - (increase) decrease
  Accounts receivable                                                                      554,573             2,166,054
  Other current assets                                                                     (62,915)              (97,519)
  Other assets                                                                             143,919                (1,548)
Changes in liabilities - increase (decrease)
  Accounts payable                                                                        (732,012)           (1,966,715)
  Accrued expenses                                                                        (293,021)              117,210
  Other                                                                                     21,196                20,941
                                                                                      ------------          ------------
Net Cash Provided By (Used In) Operating Activities                                         (2,836)              659,605
                                                                                      ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                         (75,022)               (9,524)
                                                                                      ------------          ------------
Net Cash Used In Investing Activities                                                      (75,022)               (9,524)
                                                                                      ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                                (165,364)             (342,669)
                                                                                      ------------          ------------
Net cash used in investing activities                                                     (165,364)             (342,669)
                                                                                      ------------          ------------
Net Increase (Decrease) In Cash And Cash Equivalents                                      (243,222)              307,412
Cash and cash equivalents, at beginning of period                                          392,516               931,619
                                                                                      ------------          ------------
Cash and cash equivalents, at end of period                                           $    149,294          $  1,239,031
                                                                                      ============          ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2004

         1. These unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited interim financial statements be read in conjunction with the company's audited financial statements and notes thereto for the fiscal year ended October 31, 2003 included in the company's Form 10-KSB. Results of operations for interim periods are not necessarily indicative of annual results.

         2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

         3. A reconciliation of shares used in calculating basic and diluted earnings per share for the three months ended January 31, 2004 and 2003 is as follows:

                                                                   2004                  2003
                                                            -----------------    ---------------------
Basic                                                           5,816,907              5,816,907
Effect of assumed conversion of stock options                     253,695                169,305
                                                                ---------              ---------
Diluted                                                         6,070,602              5,986,222
                                                                =========              =========

         4. The Company has no accumulated other comprehensive income, and as such total comprehensive income equals net income.

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

                                                                    2004                     2003
                                                             ------------------    ---------------------
Net income as reported                                          $    205,652            $    282,481
Deduct: total stock-based compensation expense determined
under the fair value method                                           (2,503)                (15,193)
                                                                ------------            ------------
Pro forma net income                                            $    203,149            $    267,288
                                                                ============            ============
Basic earnings per share - as reported                          $       0.04            $       0.05
                                                                ============            ============
Diluted earnings per share - as reported                        $       0.03            $       0.05
                                                                ============            ============
Basic earnings per share - pro-forma                            $       0.03            $       0.04
                                                                ============            ============
Diluted earnings per share - pro forma                          $       0.03            $       0.04
                                                                ============            ============

         6. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which superceded APB Opinion No 17, "Intangible Assets," established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Effective November 1, 2002, the Company ceased amortization of goodwill acquired prior to July 1, 2001. The Company has completed the transitional goodwill impairment test as of November 1, 2002, and the annual impairment test as of October 31, 2003, as required by SFAS No. 142. The fair values of the reporting units were estimated using both a discounted cash flow model and a market comparable approach (as prescribed in SFAS No. 142), which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company may be required to write-off the impaired portion of the goodwill, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

                  The Company did not record any goodwill amortization in 2004 or 2003.

         Intangibles consists of the following:

                                                                     JANUARY 31,        OCTOBER 31,
                                                                        2004                2003
                                                                   ---------------    ----------------
Customer lists                                                        $  530,065        $   530,065
Trademark                                                                 10,690             10,690
                                                                      ----------        -----------
                                                                      $  540,755        $   540,755
Accumulated amortization                                                (323,255)          (278,354)
                                                                      ----------        -----------
                                                                      $  217,500        $   262,401
                                                                      ==========        ===========

                  Amortization of intangibles charged against income amounted to $44,901 for the quarter ended January 31, 2004 and $37,844 for the quarter ended January 31, 2003.

                  Scheduled future amortization expense is as follows:

YEAR                                                         AMOUNT
2004                                                       $  143,094
2005                                                           70,486
2006                                                            2,138
2007                                                            1,782
                                                           ----------
                                                           $  217,500
                                                           ==========

         7. In January 2003, KPCG replaced its existing bank debt agreement with a new agreement with the same bank. Under the terms of this new debt agreement, KPCG is required to make minimum monthly debt payments of $29,996 together with monthly interest payments at the bank's prime rate, but no less than 4.75%. In addition, KPCG was required to make additional principal payments if KPCG's net after-tax earnings in any fiscal quarter in 2003 exceeded $300,000. This new debt agreement was scheduled to mature on December 29, 2003, at which time the outstanding principal was due. In October 2003, KPCG negotiated certain modifications of this new debt agreement, as follows: (i) the maturity date of the loan was extended to February 28, 2006, and (ii) the minimum financial targets for fiscal 2003 were revised to a net after-tax earnings and net worth increase of $917,000 for the year ended October 31, 2003. At October 31, 2003, KPCG was in compliance with its loan covenants. In January 2004, the loan agreement was further modified to establish certain minimum financial targets for fiscal 2004. These targets are: (i) KPCG must have net after-tax earnings and an increase in net worth of $79,336, $178,185, $353,519 and $560,102 for the three months ended January 31, 2004, the six months ended April 30, 2004, the nine months ended July 31, 2004 and the twelve months ended October 31, 2004, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. During fiscal 2003, KPCG made payments on its debt of $1,072,000. This included reducing its total bank borrowings by $381,000 to $1,347,000. During 2003, KPCG settled its earnout obligations with the former owners of Christopher Thomas Associates, Inc. and renegotiated payments for pre-existing debt due for the purchase of Christopher Thomas Associates, Inc. The transaction increased total debt by approximately $529,000 which represents the net present value of 72 monthly payments of $25,000. It also extended KPCG's payment terms on this debt from 12 to 72 months.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

SPECIAL NOTE OF FORWARD-LOOKING STATEMENTS

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

OVERVIEW

Management has seen some significant opportunities in five key areas. These include:

         1.       New opportunities in existing facilities
         2.       Increasing growth in interactive services
         3.       Continued growth in public relations services
         4.       A growing need in media consultancy and sales training
         5.       An increased focus on growing account profitability

We are pursuing various opportunities to expand the usage of existing facilities, with special attention in New York and Boston. A number of prospects have been contacted and discussions are proceeding. Our goal is to realize significant growth in this area in the next fiscal year.

Management is realigning resources to support a strong and steady growth in interactive services. We have added account support, technical specialties, and additional manpower to this effort. A number of exciting, multi-level projects have been completed the 2003 and 2004 fiscal years, including a massive e-commerce site for KaBloom! florists, a fast-growing retail floral chain, and Busch.com for Anheuser-Busch, as well as a number of other sites.

A solid number of prospects leads us to believe that demand for serious interactive services will continue in the foreseeable future. Management plans to redouble its effort to take advantage of these developments.

The Company has seen continued demand for public relations services. As clients continue to re-evaluate the efficiency of general advertising, management is finding a greater interest and reliance in the usage of public relations services. In the past year, management has increased staffing in this area by close to twenty percent. Plans are being made to add additional public relations capabilities in a number of KPCG's offices.

Revenue in KPCG's sales consultancy and media consultancy services increased during fiscal 2003. Although overall revenue is not anticipated to grow in fiscal 2004, management has repositioned this group to focus on more profitable relationships. Rather than focus on media sales, management will concentrate on sales of consulting services. Gross margins in this area approach fifty percent, versus margins of about seven-and-a-half percent on basic media sales relationships. In fiscal 2003, sales in the media consultancy services area approached $600,000 in revenue with a blended gross margin below twenty percent. In fiscal 2004, management anticipates that sales in the media consultancy services area will be flat, however, gross margins are expected to be over forty percent.

Finally, management believes that the biggest challenge across the board is to continue to focus on increasing account profitability, even if overall sales grow modestly or remain flat.

In fiscal 2003, management did a solid job of minimizing expenses and working on margin improvement. In fiscal 2004, there are still a few opportunities to minimize expenses, however, there needs to be a substantial effort for revenue growth. As management sheds more and more unprofitable or marginally profitable relationships, it will continue to focus on attracting new and more profitable business.

After a solid fiscal 2003, management is concentrating on future significant returns on shareholders' equity. These opportunities discussed above will be the major emphasis for management in the coming fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2004

Revenues for the three months ended January 31, 2004 were $2,659,646, a 14.1% decrease from revenues for the three months ended January 31, 2003 of $3,096,375. The decline in revenues resulted from continued reduced demand for most advertising and marketing services in the wake of weak economic activity in the United States.

Salaries and benefits expense decreased $202,429 or 10% to $1,821,480. The decline in this category of expense results from continuation of the aggressive cost reduction program that the Company initiated in the first quarter of fiscal 2002. In response to lower spending by clients, the Company reduced total headcount from 172 employees at October 31, 2001 to to 116 at October, 2002 and 106 employees at October 31, 2003, a total reduction of 38%.

Office and general expenses decreased $150,805 or 20.3% between years to $592,064.

$60,000 of the decrease resulted from settlement of a legal claim in the Company's favor, and $38,326 was due to cancellation of key-man insurance that became disadvantageous to continue due to tax law changes. The remaining $52,479 was the result of additional cost-cutting in various areas of office and general expenses.

Interest income declined from $1,945 to $66 in the first quarter of 2004 principally due to the Company having less cash to invest in overnight interest-bearing securities in fiscal 2004. Interest expense decreased from $49,061 in the first quarter of 2003 to $40,516 in the first quarter of 2004 due principally to the Company's renegotiation of the acquisition debt with the former owners of Christopher Thomas Associates, Inc.

During the first quarter of 2004 and 2003, the Company did not record a tax provision because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, Kupper Parker's cash and cash equivalents totaled $149,294 compared to $392,516 at October 31, 2003. The decrease was principally due to the payment of $75,022 for purchases of fixed assets and the payment of $165,364 in long-term debt.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $2,836 in the first three months of 2004 compared to cash provided by operating activities of $659,605 in the first three months of 2003. The principal reason for the change between years is that accrued expenses increased by $117,210 during the first quarter of 2003 while they decreased by $293,201 during the first quarter of 2004. In addition, the relationship of accounts receivable and accounts payable between years changed by $177,439 due to the Company accelerating its payments to vendors. Operating cash flows are impacted by the seasonal relationship of accounts receivable to accounts payable, particularly those of acquisitions. This relationship generally changes during the first quarter of a fiscal year, as clients slow payments by as much as one to two weeks. KPCG's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $75,022 in 2004 compared to $9,524 in 2003. Investing activities in both periods was low and consisted only of purchases of computers and other fixed assets.

Financing Activities: During the first quarter of 2004, the Company paid $165,364 in scheduled long-term debt payments. At January 31, 2004, the Company was in compliance with all covenants and conditions related to its bank debt agreement.

CRITICAL ACCOUNTING ESTIMATES

Management makes estimates regarding the allowance for doubtful accounts by estimating the amounts to be collected from outstanding accounts receivable balances on an individual account basis. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Management's assessment of individual accounts includes consideration of current economic conditions, changes in character and size of the receivable account, loss experience, industry factors and other pertinent factors. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

OFF-BALANCE-SHEET ARRANGEMENTS

KPCG does not have any off-balance-sheet arrangements as of January 31, 2004.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-QSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown, Terrorism, and Armed Conflict: The events of September 11, 2001 ultimately proved to cause a severe downturn in the overall economy resulting in decreased spending by our clients. Although we do not believe that the recent events in Iraq have resulted in any material changes to the Company's business and operations since January 31, 2004, it is difficult to assess the impact the armed conflict with Iraq, combined with the lingering general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and related events may have other adverse effects on the Company in ways that cannot be presently predicted.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of January 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Accounting Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. Other than the resignation of the CFO and the appointment of the Controller to Chief Accounting Officer, there have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer to Section 302 of The Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Accounting Officer Pursuant To
                  Section 302 Of The Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Chief Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  In a Form 8-K filed on January 30, 2004, Registrant reported a change in previously released fourth quarter, 2003 earnings.

                  In a Form 8-K filed on February 27, 2004, Registrant reported unaudited first quarter, 2004 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on March 15, 2004.

                   Kupper Parker Communications, Incorporated

                   By: /s/ Randolph Seeling
                       -----------------------
                           Randolph Seeling
                           Chief Accounting Officer