Form 10QSB
period 2004-04-30
KUPPER PARKER COMMUNICATIONS INC
filed 2004-06-14
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,909,653 shares of Common Stock, par value $0.01, as of June 11, 2004.

Transitional Small Business Disclosure Format (check one):   Yes [ ]     No [X]

KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheet as of
                 April 30, 2004 (Unaudited) and October 31, 2003          3

                 Condensed Consolidated Statement of
                 Operations for the three months ended
                 April 30, 2004 and 2003 (Unaudited)                      4

                 Condensed Consolidated Statement of
                 Operations for the six months ended
                 April 30, 2004 and 2003 (Unaudited)                      5

                 Condensed Consolidated Statement of
                 Cash Flows for the six months ended
                 April 30, 2004 and 2003 (Unaudited)                      6

                 Notes to Condensed Consolidated
                 Financial Statements (Unaudited)                         7

Item 2.          Management's Discussion and Analysis
                 of Financial Condition or Plan of Operation             10

Item 3.          Controls and Procedures                                 13

                           PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                       14

Item 2           Changes In Securities                                   14

Item 3           Defaults on Senior Securities                           14

Item 4           Submission of Matters to a Vote of
                 Security Holders                                        14

Item 5           Other Information                                       15

Item 6           Exhibits and Reports on Form 8-K                        15

                 Signatures                                              15

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                          (UNAUDITED)
                                                           APRIL 30,         OCTOBER 31,
                                                             2004               2003
                                                         ------------       ------------
ASSETS
    Current Assets

       Cash and cash equivalents                         $     14,901       $    392,516
       Accounts receivable, net of allowance for
          bad debts of $220,628  and $176,150               5,193,631          5,735,847
       Other current assets                                   501,805            457,339
                                                         ------------       ------------
       Total Current Assets                                 5,710,337          6,585,702
                                                         ------------       ------------


        Property and equipment, net of accumulated
          depreciation and amortization of
          $2,072,226 and $1,926,941                           553,019            558,062
        Intangibles, net of accumulated amortization
          of $376,779 and $278,354                            263,976            262,401
        Goodwill                                            4,380,342          4,380,342
        Other assets                                          311,272            455,191
                                                         ------------       ------------
Total Assets                                             $ 11,218,946       $ 12,241,698
                                                         ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt and
          line of credit                                 $    835,359       $    660,001
        Accounts payable                                    6,635,713          7,739,069
        Accrued expenses                                      560,386            925,265
                                                         ------------       ------------
Total Current Liabilities                                   8,031,458          9,324,335
                                                         ------------       ------------

    Long-term Liabilities
         Long-term debt, less current maturities            2,013,212          2,225,841
         Long-term accrued lease expense                      389,742            379,379
         Deferred compensation                                      0             19,055
                                                         ------------       ------------
Total Long-term Liabilities                                 2,402,954          2,624,275
                                                         ------------       ------------

Stockholders' Equity

        Common stock, $.10 stated value, 30,000,000
          shares authorized; 6,292,840 shares issued
          in 2004 and 6,200,094 in 2003                       629,284            620,009
        Paid-in capital                                     3,519,634          3,459,349
        Retained earnings (deficit)                        (2,692,060)        (3,113,946)
        Treasury stock, at average cost; 383,187
          shares                                             (672,324)          (672,324)
                                                         ------------       ------------
Total Shareholders' Equity                                    784,534            293,088
                                                         ------------       ------------

Total Liabilities and Shareholders' Equity               $ 11,218,946       $ 12,241,698
                                                         ============       ============


     See accompanying notes to condensed consolidated financial statements.

        KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED APRIL 30,
                                        -----------------------------------
                                           2004                    2003
                                        -----------             -----------
REVENUES                                $ 2,784,583             $ 2,961,671
                                        -----------             -----------
OPERATING EXPENSES:
       Salaries and Benefits              1,925,728               1,917,231
       Office and General                   603,551                 714,186
                                        -----------             -----------
       Total Operating Expenses           2,529,279               2,631,417
                                        -----------             -----------
       Operating Income                     255,304                 330,254

OTHER INCOME (EXPENSE):
       Interest income                           49                   2,081
       Interest expense                     (39,119)                (49,224)
                                        -----------             -----------
                                            (39,070)                (47,143)
                                        -----------             -----------
       Pretax Income                        216,234                 283,111

PROVISION FOR TAXES                              --
                                        -----------             -----------

NET INCOME                              $   216,234                 283,111
                                        ===========             ===========

EARNINGS PER SHARE

        Basic                           $      0.04             $       .05
                                        ===========             ===========
        Diluted                         $      0.04             $       .05
                                        ===========             ===========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                   FOR THE SIX MONTHS ENDED APRIL 30,
                                   ---------------------------------
                                       2004                2003
                                   -----------         -----------
REVENUES                           $ 5,444,229         $ 6,058,046
                                   -----------         -----------
OPERATING EXPENSES:
       Salaries and Benefits         3,747,208           3,941,140
       Office and General            1,195,615           1,457,055
                                   -----------         -----------
       Total Operating Expenses      4,942,823           5,398,195
                                   -----------         -----------
       Operating Income                501,406             659,851

OTHER INCOME (EXPENSE):
       Interest income                     115               4,026
       Interest expense                (79,635)            (98,285)
                                   -----------         -----------
                                       (79,520)            (94,259)
                                   -----------         -----------
       Pretax Income                   421,886             565,592

PROVISION FOR TAXES                         --                  --
                                   -----------         -----------
NET INCOME                         $   421,886         $   565,592
                                   ===========         ===========
EARNINGS PER SHARE
        Basic                      $      0.07         $      0.10
                                   ===========         ===========
        Diluted                    $      0.07         $      0.09
                                   ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED APRIL 30,
                                                              2004              2003
                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $   421,886       $   565,592
Adjustments to reconcile net income to net cash used
in operating activities
Depreciation and amortization                                 243,711           232,039
Provision for bad debts                                        23,000            36,000
Changes in assets - (increase) decrease
  Accounts receivable                                         519,216         2,344,154
  Other current assets                                        (44,466)            9,464
  Other assets                                                143,919             3,327
Changes in liabilities - increase (decrease)
  Accounts payable                                         (1,103,356)       (3,244,881)
  Accrued expenses                                           (364,879)          (97,521)
  Other                                                       103,217            39,784
                                                          -----------       -----------
Net Cash Used In Operating Activities                         (57,752)         (112,042)
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Rabasca + Company assets                      (150,000)               --
Purchase of property and equipment                            (90,243)          (42,193)
                                                          -----------       -----------
Net Cash Used In Investing Activities                        (240,243)          (42,193)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt                                   (329,620)         (610,783)
Proceeds from short-term bank borrowing                       250,000                --
                                                          -----------       -----------
Net cash used in investing activities                         (79,620)         (610,783)
                                                          -----------       -----------

Net Decrease In Cash And Cash Equivalents                    (377,615)         (765,018)

Cash and cash equivalents, at beginning of period             392,516           931,619
                                                          -----------       -----------

Cash and cash equivalents, at end of period               $    14,901       $   166,601
                                                          ===========       ===========

   See accompanying notes to condensed consolidated financial statements.

        KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               APRIL 30, 2004


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

3. A reconciliation of shares used calculating basic and diluted earnings per share for the three and six months ended April 30, 2004 and 2003 are as follows:

                                        Three Months Ended             Six Months Ended
                                             April 30,                     April 30,
                                     ------------------------      ------------------------
                                        2004           2003           2004           2003
                                     ---------      ---------      ---------      ---------
Basic                                5,833,395      5,816,907      5,825,106      5,816,907
Effect of assumed conversion of
stock options                          214,790        171,033        234,242        170,174
                                     ---------      ---------      ---------      ---------
Diluted                              6,048,185      5,987,940      6,059,348      5,987,081
                                     =========      =========      =========      =========

4. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" effective November 1, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on our results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below.

                                        Three Months Ended                   Six Months Ended
                                             April 30,                           April 30,
                                   -----------------------------       -----------------------------
                                       2004              2003              2004              2003
                                   -----------       -----------       -----------       -----------
Net income, as reported            $   216,234       $   283,111       $   421,886       $   565,592
Deduct: total stock-based
compensation expense
determined under the fair
value method                            (3,634)           (1,241)           (6,137)          (16,434)
                                   -----------       -----------       -----------       -----------
Pro forma net income               $   212,600       $   281,870       $   415,749       $   549,158
                                   -----------       -----------       -----------       -----------
Basic earnings per share -
as reported                        $      0.04       $      0.05       $      0.07       $      0.10
                                   -----------       -----------       -----------       -----------
Diluted earnings per share -
as reported                        $      0.04       $      0.05       $      0.07       $      0.09
                                   -----------       -----------       -----------       -----------
Basic earnings per share -
pro forma                          $      0.04       $      0.05       $      0.07       $      0.09
                                   -----------       -----------       -----------       -----------
Diluted earnings per share -
pro forma                          $      0.04       $      0.05       $      0.07       $      0.09
                                   -----------       -----------       -----------       -----------

5.    Intangibles consists of the following:

                              APRIL 30,       OCTOBER 31,
                                 2004            2003
                              ---------       ----------
Customer lists                $ 630,065       $  530,065
Trademark                        10,690           10,690
                              ---------       ----------
                              $ 640,755       $  540,755
Accumulated amortization       (376,779)        (278,354)
                              ---------       ----------
                              $ 263,976       $  262,401
                              ---------       ----------

      Amortization of intangibles charged against income amounted to $53,524 and $37,846 for the three months ended April 30, 2004 and 2003 respectively, and $98,425 and $75,690 for the six months ended April 30, 2004 and 2003, respectively.

      Scheduled future amortization expense is as follows:

     YEAR                                                            AMOUNT
     2004                                                           $109,015
     2005                                                            103,819
     2006                                                             35,471
     2007                                                             15,671
                                                                    --------
                                                                    $263,976
                                                                    --------

6. In January 2003, KPCG replaced its existing bank debt agreement with a new agreement with the same bank. Under the terms of this new debt agreement, KPCG is required to make minimum monthly debt payments of $29,996 together with monthly interest payments at the bank's prime rate, but no less than 4.75%. In addition, KPCG was required to make additional principal payments if KPCG's net after-tax earnings in any fiscal quarter in 2003 exceeded $300,000. This new debt agreement was scheduled to mature on December 29, 2003, at which time the outstanding principal was due. In October 2003, KPCG negotiated certain modifications of this new debt agreement, as follows: (i) the maturity date of the loan was extended to February
      28, 2006, and (ii) the minimum financial targets for fiscal 2003 were revised to a net after-tax earnings and net worth increase of $917,000 for the year ended October 31, 2003. At October 31, 2003,
      KPCG was in compliance with
      its loan covenants. In January 2004, the loan agreement was further modified to establish certain minimum financial targets for fiscal 2004. These targets are: (i) KPCG must have net after-tax earnings and an increase in net worth of $79,336, $178,185, $353,519 and $560,102 for the three months ended January 31, 2004, the six months ended April 30, 2004, the nine months ended July 31, 2004 and the twelve months ended October 31, 2004, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. During fiscal 2003, KPCG made payments on its debt of $1,072,000. This included reducing its total bank borrowings by $381,000 to $1,347,000. During 2003, KPCG settled its earnout obligations with the former owners of Christopher Thomas Associates, Inc. and renegotiated payments for pre-existing debt due for the purchase of Christopher Thomas Associates, Inc. The transaction increased total debt by approximately $529,000 which represents the net present value of 72 monthly payments of $25,000. It also extended KPCG's payment terms on this debt from 12 to 72 months.

7. In April 2004, KPCG purchased the clients and fixed assets of Rabasca + Company, a Melville, N.Y. advertising agency, for $150,000 in cash and a contingent future cash payment ranging from $0 to $150,000 depending on actual delivery of revenue from those clients. The Company financed the purchase with an additional loan of $150,000 from its commercial bank. The loan calls for interest-only payments for the first three months. Principal payments are due beginning July 29, 2004 through December 29, 2005 at $8,333 per month.

8. In April 2004, the Company issued 56,250 shares of stock with a market value of $0.75 per share as part of an agreement to terminate a consulting contract which called for nine additional quarterly cash payments of $6,250. The contract had been accounted for as deferred compensation.

9. In April 2004, the Company increased its line of credit with the bank from $250,000 to $350,000 and used $100,000 of the line of credit for operating funds.

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

OVERVIEW

Management has been focusing its concentration in four key areas. These include:

        1.    New opportunities in existing offices
        2.    Increasing growth in interactive services
        3. Continue efforts to sell new services in other areas to existing clients.
        4.    Increase cash flow

Management pursued opportunities to expand in both New York and Boston. Rabasca + Company of New York was acquired in April and was moved directly into existing office space with almost a million dollars of new annual revenue.

Management continues to see signs of a solid future for interactive services including internet site development, search engine optimization, portable interactive marketing (CD-ROM), online advertising production, database development, E-commerce applications, etc. Larger companies like Anthem, Anheuser Busch and Centene have new interactive initiatives underway and there seems to be a steady stream of prospects in the wings.

We have found that many of these new opportunities are arising from serious cross-sell efforts. Many clients are re-evaluating the efficiency of utilizing multiple marketing sources and are appreciative of the cost and time savings associated with using the "results-oriented" execution capabilities that KPCG offers in multiple disciplines.

Finally, management believes that one of the biggest challenges KPCG faces is a need to improve cash flow efficiency. In that regard, we have a multi point program aimed at improving positive cash flow by a minimum of $500,000 over the next twelve months.

KPCG is prepared to accomplish this by lowering its investment in under-productive staffing by $400,000 a year, by minimizing the usage of consultants by $60,000 a year, by lowering regular operating expenses including leases by $60,000 a year and by retiring $300,000 in annual payments to former acquisition partners. A successful execution of this program will help KPCG to continue its expansion program and add other resources in its Boston and New York operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2004

Revenues for the three months ended April 30, 2004 were $2,784,583, a 6% decrease from revenues for the three months ended April 30, 2003 of $2,961,671. The decline in revenues was primarily in the areas of sales promotion and some of our regional areas. In addition, there were some residual billings in 2003 from our Stamford, CT office which was closed in the fourth quarter of fiscal 2002.

While Salaries and Benefits expense was up by 0.4%, Office and General Expenses were down from $714,186 in the second quarter of 2003 to $603,551 in the second quarter of 2004 - a decrease of $110,635 or 15.5%. This decline is the result of the Company's continued efforts to lower operating costs. The largest decreases were in the areas of outside service costs, communications and travel and entertainment expenses.

Interest income declined from $2,081 in the second quarter of 2003 to $49 in the second quarter of 2004 principally due to the Company having less cash to invest in overnight interest-bearing securities in fiscal 2004. Interest expense decreased from $49,224 in the second quarter of 2003 to $39,119 in the second quarter of 2004 due principally to the lower average outstanding debt during the quarter in 2004 compared to 2003.

During the second quarter of 2004 and 2003, the Company did not record a tax provision because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 2004

Revenues for the six months ended April 30, 2004 were down by $613,817 or 10.1% from $6,058,046 in the first six months of 2003 to $5,444,229 in the first six months of 2004. The decline is principally due to the loss of several New York clients acquired in the purchase of Christopher Thomas Associates, Inc. in October, 2001.

Salaries and Benefits were down from $3,941,140 in the first six months of 2003 to $3,747,208 in the first six months of 2004 - a decline of 5% due to staff and salary reductions. Office and General expenses were down from $1,457,055 in the first six months of 2003 to $1,195,615 in 2004 a decline of $261,440 or 17.9%. $60,000 of the decrease resulted from settlement of a legal claim in the Company's favor in the first quarter of 2004, and $38,326 was due to cancellation of key-man insurance that became disadvantageous to continue due to tax law changes. The remaining $163,114 was the result of additional cost-cutting in various areas of office and general expenses.

Interest income declined from $4,026 in the first six months of 2003 to $115 in the first six months of 2004 principally due to the Company having less cash to invest in overnight interest-bearing securities in fiscal 2004. Interest expense decreased from $98,285 in the first six months of 2003 to $79,635 in the first six months of 2004 due principally to the lower average outstanding debt during the period in 2004 compared to 2003.

During the first six months of 2004 and 2003, the Company did not record a tax provision because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, KPCG's cash and cash equivalents totaled $14,901 compared to $392,516 at October 31, 2003 and $166,601 at the end of the second quarter 2003. The decrease was principally due to the difference in net income between the periods and the timing of payments to vendors versus receipts from clients.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities was $57,752 in the first six months of 2004 compared to cash used by operating activities of $112,042 in the first six months of 2003. The principal reason for the change is that net income for the first six months of 2004 was $143,706 lower than the first six months of 2003. Another important reason for the change between years is that the change in the relationship of accounts receivable and accounts payable between years improved by $316,587. In addition, other assets increased during the first six months of 2004 by $140,592 more than in the first six months of 2003, while accrued expenses decreased by $364,879 in 2004 as compared to only $97,521 in the same period in 2003. Operating cash flows are impacted by the relationship of accounts receivable to accounts payable, particularly those of acquisitions. KPCG's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $240,243 in the first six months of 2004 compared to $42,193 in 2003. The largest use of funds during the first six months of 2004 was the $150,000 used to purchase the assets of Rabasca + Company. In addition, KPCG used $48,050 more in 2004 than in 2003 to purchase fixed assets.

Financing Activities: During the first six months of 2004, the Company paid $329,620 in scheduled long-term debt payments compared to $610,783 in the first six months of 2003. In addition, the company received $250,000 in additional bank loans during 2004. At April 30, 2004, the Company was in compliance with all covenants and conditions related to its bank debt agreements.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-QSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown, Terrorism, and Armed Conflict: The events of September 11, 2001 ultimately proved to cause a severe downturn in the overall economy resulting in decreased spending by our clients. Although we do not believe that the recent events in Iraq have resulted in any material changes to the Company's business and operations since April 30, 2004, it is difficult to assess the impact the armed conflict with Iraq, combined with the lingering general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and related events may have other adverse effects on the Company in ways that cannot be presently predicted.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of April 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Accounting Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

 ITEM 2 - CHANGES IN SECURITIES

      On April 14, 2004 the Company issued 92,746 restricted shares of common stock. 36,496 shares with a market value of $0.75 per share were issued as part of the requirements of an employment contract with Kenneth Rabasca who was hired concurrently with the purchase of the assets of Rabasca + Company in April, 2004.In addition, the company issued 56,250 shares of restricted common stock to cancel a deferred compensation consulting arrangement which called for $56,250 in future cash payments.

 ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      Not Applicable

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual stockholders 'meeting held on April 7, 2004, the stockholders of KPCG voted to elect four directors, to approve the appointment of Rubin, Brown, Gornstein & Co. LLP as KPCG's auditors and to amend the Company's Stock Option Plan to increase the number of options that may be granted to 850,000.The results were as follows:

      Election of Directors

      Nominees             Votes In Favor              Votes Withheld
                     In Person     As Proxy      In Person     As Proxy
      Bruce Kupper   0             4,541,389     0             6,280
      Mary DeHahn    0             4,541,389     0             6,280
      S. Lee Kling   0             4,541,389     0             6,280
      Steven Lowy    0             4,541,389     0             6,280

      James Saitz, who was not up for re-election remains on the Board of Directors. His current two-year term will expire in 2005.
      Christopher Santry did not stand for re-election at the end of his term in 2004. Mr. Lowey is a new addition to the Board.

      Approval of appointment of auditors

          Votes In Favor          Votes Against            Abstentions
      In Person   As Proxy    In Person   As Proxy   In Person   As Proxy
      0           4,531,094   0           5,967      0           10,608

      Amendment to Stock Option Plan

          Votes In Favor          Votes Against            Abstentions
      In Person   As Proxy    In Person   As Proxy   In Person   As Proxy
      0           1,514,232   0           281,038    0           333

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     31.1 Certification of Chief Executive Officer to Section 302 of The Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Accounting Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002



(b)   Reports on Form 8-K



     In a Form 8-K filed on June 3, 2004, Registrant reported unaudited second quarter, 2004 earnings.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on June 14, 2004.

                Kupper Parker Communications, Incorporated

                By:  /s/ Randolph Seeling
                     --------------------------
                     Randolph Seeling
                     Chief Accounting Officer