Form 10QSB
period 2004-07-31
KUPPER PARKER COMMUNICATIONS INC
filed 2004-09-14
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-17468

                        ---------------------------------

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED

           (Exact name of the Registrant as specified in its charter)

                NEW YORK                                 11-2250305
     -------------------------------                  -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,909,653 shares of Common Stock, par value $0.01, as of September 14, 2004.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

          KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                                                                                Page Number
                                                                                -----------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of
           July 31, 2004 (Unaudited) and October 31, 2003                              3

           Condensed Consolidated Statement of Operations for the three
           months ended July 31, 2004 and 2003 (Unaudited)                             4

           Condensed Consolidated Statement of Operations for the nine
           months ended July 31, 2004 and 2003 (Unaudited)                             5

           Condensed Consolidated Statement of Cash Flows for the nine
           months ended July 31, 2004 and 2003 (Unaudited)                             6

           Notes to Condensed Consolidated Financial Statements (Unaudited)            7

Item 2.    Management's Discussion and Analysis of Financial Condition or
           Plan of Operation                                                          10

Item 3.    Controls and Procedures                                                    13

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                          14

Item 2     Changes In Securities                                                      14

Item 3     Defaults on Senior Securities                                              14

Item 4     Submission of Matters to a Vote of Security Holders                        14

Item 5     Other Information                                                          14

Item 6     Exhibits and Reports on Form 8-K                                           14

           Signatures                                                                 15

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      (UNAUDITED)

                                                                        JULY 31,         OCTOBER 31,
                                                                          2004              2003
                                                                     --------------    --------------
ASSETS
    Current Assets
       Cash and cash equivalents                                     $      246,431    $      392,516
       Accounts receivable, net of allowance for bad
         debts of $220,628  and $176,150                                  6,020,309         5,735,847
       Other current assets                                                 278,724           457,339
                                                                     --------------    --------------
       Total Current Assets                                               6,545,464         6,585,702
                                                                     --------------    --------------
       Property and equipment, net of accumulated depreciation
         and amortization of $2,128,439 and $1,926,941                      499,679           558,062
        Intangibles, net of accumulated amortization of
         $435,858 and $278,354                                              204,897           262,401
        Goodwill                                                          4,380,342         4,380,342
        Other assets                                                        311,272           455,191
                                                                     --------------    --------------
Total Assets                                                         $   11,941,654    $   12,241,698
                                                                     ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
        Current maturities of long-term debt and line of credit      $    1,100,826    $      660,001
        Accounts payable                                                  7,245,104         7,739,069
        Accrued expenses                                                    384,524           925,265
                                                                     --------------    --------------
Total Current Liabilities                                                 8,730,454         9,324,335
                                                                     --------------    --------------
    Long-term Liabilities
        Long-term debt, less current maturities                           1,844,730         2,225,841
        Long-term accrued lease expense                                     391,652           379,379
        Deferred compensation                                                     -            19,055
                                                                     --------------    --------------
Total Long-term Liabilities                                               2,236,382         2,624,275
                                                                     --------------    --------------
Stockholders' Equity
        Common stock, $.10 stated value, 30,000,000 shares
authorized;                                                                 629,284           620,009
             6,292,840 shares issued in 2004 and 6,200,094 in 2003
        Paid-in capital                                                   3,519,634         3,459,349
        Retained earnings (deficit)                                      (2,501,776)       (3,113,946)
        Treasury stock, at average cost; 383,187 shares                    (672,324)         (672,324)
                                                                     --------------    --------------
Total Shareholders' Equity                                                  974,818           293,088
                                                                     --------------    --------------
Total Liabilities and Shareholders' Equity                           $   11,941,654    $   12,241,698
                                                                     ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                  FOR THE THREE MONTHS ENDED JULY 31,
                                  -----------------------------------
                                      2004                   2003
                                  ------------           ------------
REVENUES                          $  2,782,934           $  2,723,784
                                  ------------           ------------
OPERATING EXPENSES:
       Salaries and Benefits         1,952,857              1,796,035
       Office and General              637,664                729,785
                                  ------------           ------------
       Total Operating Expenses      2,590,521              2,525,820
                                  ------------           ------------
       Operating Income                192,413                197,964

OTHER INCOME (EXPENSE):
       Interest income                  24,048                      9
       Interest expense                (38,237)               (44,759)
                                  ------------           ------------
                                       (14,189)               (44,750)
                                  ------------           ------------
       Pretax Income                   178,224                153,214

INCOME TAX BENEFIT                     (12,060)                     -
                                  ------------           ------------
NET INCOME                        $    190,284           $    153,214
                                  ============           ============
EARNINGS PER SHARE
        Basic                     $       0.03           $       0.03
                                  ============           ============
        Diluted                   $       0.03           $       0.03
                                  ============           ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                   FOR THE NINE MONTHS ENDED JULY 31,
                                  -----------------------------------
                                      2004                   2003
                                  ------------           ------------
REVENUES                          $  8,227,163           $  8,781,830
                                  ------------           ------------
OPERATING EXPENSES:
       Salaries and Benefits         5,700,065              5,737,175
       Office and General            1,833,279              2,186,840
                                  ------------           ------------
       Total Operating Expenses      7,533,344              7,924,015
                                  ------------           ------------
       Operating Income                693,819                857,815

OTHER INCOME (EXPENSE):
       Interest income                  24,163                  4,035
       Interest expense               (117,872)              (143,044)
                                  ------------           ------------
                                       (93,709)              (139,009)
                                  ------------           ------------
       Pretax Income                   600,110                718,806

INCOME TAX BENEFIT                     (12,060)                     -
                                  ------------           ------------
NET INCOME                        $    612,170           $    718,806
                                  ============           ============
EARNINGS PER SHARE
        Basic                     $       0.10           $       0.12
                                  ============           ============
        Diluted                   $       0.10           $       0.12
                                  ============           ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED JULY 31,
                                                                               ----------------------------------
                                                                                   2004                  2003
                                                                               ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $    612,170          $    718,806
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization                                                       359,003               350,431
Provision for bad debts                                                              61,331                65,211
Changes in assets - (increase) decrease
  Accounts receivable                                                              (345,793)            2,618,018
  Other current assets                                                              178,615                13,176
  Other assets                                                                      143,919               (17,592)
Changes in liabilities - increase (decrease)
  Accounts payable                                                                 (493,965)           (3,537,352)
  Accrued expenses                                                                 (540,741)             (236,999)
  Other                                                                             125,099                60,261
                                                                               ------------          ------------
Net Cash Provided By Operating Activities                                            99,638                33,960
                                                                               ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Rabasca + Company assets                                            (150,000)                    -
Purchase of property and equipment                                                  (93,116)              (54,674)
                                                                               ------------          ------------
Net Cash Used In Investing Activities                                              (243,116)              (54,674)
                                                                               ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                         (502,607)             (876,592)
Proceeds from long-term bank borrowing                                               50,000                     -
Payments of  short-term bank borrowing                                             (200,000)                    -
Proceeds from short-term bank borrowing                                             650,000                     -
                                                                               ------------          ------------
Net Cash Used In Investing Activities                                                (2,607)             (876,592)
                                                                               ------------          ------------
Net Decrease In Cash And Cash Equivalents                                          (146,085)             (897,306)

Cash and cash equivalents, at beginning of period                                   392,516               931,619
                                                                               ------------          ------------
Cash and cash equivalents, at end of period                                    $    246,431          $     34,313
                                                                               ============          ============

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2004

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

3. A reconciliation of shares used calculating basic and diluted earnings per share for the three and nine months ended July 31, 2004 and 2003 are as follows:

                                                   Three Months Ended          Nine Months Ended
                                                        July 31,                    July 31,
                                                ------------------------    ------------------------
                                                   2004          2003          2004          2003
                                                ----------    ----------    ----------    ----------
Basic                                            5,909,653     5,816,907     5,853,464     5,816,907
Effect of assumed conversion of stock options      196,693       218,073       221,726       186,140
                                                ----------    ----------    ----------    ----------
Diluted                                          6,106,346     6,034,980     6,075,190     6,003,047
                                                ==========    ==========    ==========    ==========

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

                                                      Three Months Ended               Nine Months Ended
                                                           July 31,                        July 31,
                                                 ----------------------------    ----------------------------
                                                     2004            2003            2004            2003
Net income , as reported                         $    190,284    $    153,214    $    612,170    $    718,806
Deduct: total stock-based compensation expense
determined under the fair value method                 (1,284)         (2,503)         (7,255)        (18,396)
                                                 ------------    ------------    ------------    ------------
Pro forma net income                             $    189,000    $    150,711    $    604,915    $    700,410
                                                 ============    ============    ============    ============
Basic earnings  per share - as reported          $       0.03    $       0.03    $       0.10    $       0.12
                                                 ============    ============    ============    ============
Diluted earnings  per share - as reported        $       0.03    $       0.03    $       0.10    $       0.12
                                                 ============    ============    ============    ============
Basic earnings  per share - pro forma            $       0.03    $       0.03    $       0.10    $       0.12
                                                 ============    ============    ============    ============
Diluted earnings  per share - pro forma          $       0.03    $       0.02    $       0.10    $       0.12
                                                 ============    ============    ============    ============

5.    Intangibles consists of the following:

                             JULY 31,     OCTOBER 31,
                               2004          2003
                            ----------    ----------
Customer lists              $  630,065    $  530,065
Trademark                       10,690        10,690
                            ----------    ----------
                            $  640,755    $  540,755
Accumulated amortization      (435,858)     (278,354)
                            ----------    ----------
                            $  204,897    $  262,401
                            ==========    ==========

      Amortization of intangibles charged against income amounted to $59,079 and $37,846 for the three months ended July 31, 2004 and 2003 respectively, and $157,504 and $115,494 for the nine months ended July 31, 2004 and 2003, respectively.

      Scheduled future amortization expense is as follows:

YEAR        AMOUNT
2004       $ 49,936
2005        103,819
2006         35,471
2007         15,671
           --------
           $204,897
           ========

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

9. In April 2004, the Company increased its line of credit with the bank from $250,000 to $350,000 and used $100,000 of the line of credit for operating funds. In July 2004, the Company further increased its line of credit to $500,000. As of July 31, 2004, the Company had used an additional $250,000 of the line of credit for temporary operating funds. The $250,000 was repaid in early August, 2004.

10. In August 2004, the Company acquired the client list and capital equipment of Jaffe & Associates, Inc. d/b/a/ EPS Communications (EPS) in exchange for cash of $150,000 and services worth $350,000 to be provided by the Company.

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

OVERVIEW

Management has seen some opportunities in four key areas. These include:

      1)    New opportunities especially in Boston and Memphis

      2)    Continued growth in interactive services

      3)    Continued growth in public relations services

      4) A sustained focus on growing account profitability and cash flow management

We are pursuing various opportunities with special attention in Boston and Memphis. A number of prospects have been contacted and discussions are proceeding. Our goal is to realize growth in these areas in the next fiscal year and we have identified numerous opportunities to do that.

Management is seeing strong and steady growth in interactive services. We have added account support, technical specialties, and additional manpower to this effort. A number of exciting multi-level projects have been completed in the 2003 and 2004 fiscal years. Several other new projects are in-progress as well. A solid number of prospects leads us to believe that demand for interactive services will continue in the foreseeable future.

The Company has seen continued demand for public relations services. As clients continue to re-evaluate the cost of general advertising, management is finding a greater interest and reliance in the usage of public relations services. Plans are being made to add additional public relations capabilities in some of KPCG's offices.

Finally, management believes that the biggest challenge across the board is to continue to focus on increasing account profitability, even if overall sales grow modestly or remain flat.

In fiscal 2003, management did a solid job of minimizing expenses and working on margin improvement. In fiscal 2004, there are still opportunities to minimize expenses. As management sheds more and more unprofitable or marginally profitable relationships, it will continue to focus on attracting new and more profitable business. At the same time, management has focused on improving cash flow and has seen good progress in this area by managing operating expenses.

After a solid fiscal 2003, management is pleased with progress in 2004. These opportunities discussed above will be the major emphasis for management in the coming fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 2004

Revenues for the three months ended July 31, 2004 were $2,782,934, a 2.2% increase over revenues for the three months ended July 31, 2003 of $2,723,784.

While Salaries and Benefits expense was up by 8.7%, Office and General Expenses were down from $729,785 in the third quarter of 2003 to $637,664 in the third quarter of 2004 - a decrease of $92,121 or 12.6%. This decline is the result of the Company's continued efforts to lower operating costs. The largest decreases were in the areas of communications, due to renegotiated contracts, and travel and entertainment expenses due to managing costs more effectively.

Interest income increased from $9 in the third quarter of 2003 to $24,048 in the third quarter of 2004. This increase is almost entirely interest received from the Internal Revenue Service on receipts for net operating loss carry-backs received in July 2004. Interest expense decreased from $44,759 in the third quarter of 2003 to $38,237 in the third quarter of 2004 due principally to the lower average outstanding debt during the quarter in 2004 compared to 2003.

During the third quarter of 2003 and 2004, the Company did not record a tax provision because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized. In the third quarter of 2004, the Company recorded a tax benefit of $12,060 that represents state tax refunds due on net operation loss carry-backs.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 2004

Revenues for the nine months ended July 31, 2004 were down by $554,657 or 6.3% from $8,781,830 in the first nine months of 2003 to $8,227,163 in the first nine months of 2004. The decline is principally due to the loss of several New York clients acquired in the purchase of Christopher Thomas Associates, Inc. in October, 2001.

Salaries and Benefits were down from $5,737,175 in the first nine months of 2003 to $5,700,065 in the first nine months of 2004 - a decline of 0.6% due to staff and salary reductions. Office and General expenses were down from $2,186,840 in the first nine months of 2003 to $1,833,279 in 2004, a decline of $353,561 or 16.2%. $60,000 of the decrease resulted from settlement of a legal claim in the Company's favor in the first quarter of 2004, and $38,326 was due to cancellation of key-man insurance that became disadvantageous to continue due to tax law changes. The remaining $255,235 was the result of additional cost cutting in various areas of office and general expenses.

Interest income increased from $4,035 in the first nine months of 2003 to $24,163 in the first nine months of 2004. This increase is almost entirely interest received from the Internal Revenue Service on receipts for net operating loss carry-backs received in July, 2004. Interest expense decreased from $143,044 in the first nine months of 2003 to $117,872 in the first nine months of 2004 due principally to the lower average outstanding debt during the period in 2004 compared to 2003.

During the first nine months of 2003 and 2004, the Company did not record a tax provision because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized. In the third quarter of 2004, the Company recorded a tax benefit of $12,060 that represents state tax refunds due on net operation loss carry-backs.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, KPCG's cash and cash equivalents totaled $246,431 compared to $392,516 at October 31, 2003. The decrease was principally due to the income for the period offset by the purchase of fixed assets and the timing of payments to vendors versus receipts from clients.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $99,638 in the first nine months of 2004 compared to cash provided by operating activities of $33,960 in the first nine months of 2003. The principal reason for the changes is that while net income for first nine months of 2004 was $106,636 lower than the first nine months of 2003, the changes in the relationship between the other assets and liabilities improved by $169,314. Operating cash flows are impacted by the relationship of accounts receivable to accounts payable, particularly those of acquisitions. KPCG's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $243,116 in the first nine months of 2004 compared to $54,674 in 2003. The largest use of funds during the first nine months of 2004 was $150,000 used to purchase the assets of Rabasca + Company. In addition, KPCG used $38,442 more in 2004 than in 2003 to purchase fixed assets.

Financing Activities: During the first nine months of 2004, the Company paid $502,607 in scheduled long-term debt payments compared to $876,592 in the first nine months of 2003. In addition, the company received $500,000 in additional bank loans during the first nine months of 2004. $150,000 was borrowed for the initial purchase payment for Rabasca + Company. In addition, the Company used $100,000 on its line of credit in March, and used an additional $250,000 of its line of credit at the end of July to meet temporary operational needs. The $250,000 was repaid in early August. At July 31, 2004, the Company was in compliance with all covenants and conditions related to its bank debt agreements.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-QSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown, Terrorism, and Armed Conflict: The events of September 11, 2001 ultimately proved to cause a severe downturn in the overall economy resulting in decreased spending by our clients. Although we do not believe that the recent events in Iraq have resulted in any material changes to the Company's business and operations since July 31, 2004, it is difficult to assess the impact the armed conflict with Iraq, combined with the lingering perception of general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and related events may have other adverse effects on the Company in ways that cannot be presently predicted.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of July 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Accounting Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

      None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

      In August 2004, the Company acquired the client list and capital equipment of Jaffe & Associates, Inc. d/b/a/ EPS Communications (EPS) in exchange for cash of $150,000 and services worth $350,000 to be provided by the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      31.1 Certification of Chief Executive Officer to Section 302 of The Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Accounting Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

  (b) Reports on Form 8-K

      In a Form 8-K filed on August 25, 2004, Registrant reported unaudited third quarter, 2004 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on September 14, 2004.

                   Kupper Parker Communications, Incorporated

    By: /s/ Randolph Seeling                              September 14, 2004
        -----------------------------                     ------------------
        Randolph Seeling                                  Date
        Chief Accounting Officer

    By: /s/ Bruce Kupper                                  September 14, 2004
        -----------------------------                     ------------------
        Bruce Kupper                                      Date
        Chief Executive Officer