Form 10KSB
period 2004-10-31
KUPPER PARKER COMMUNICATIONS INC
filed 2005-02-08
CIK 845048

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for its most recent fiscal year: $10,724,715.

The aggregate market value of the Company's Common Stock held by non-affiliates as of February 4, 2005, computed by reference to the closing price of such stock, was approximately $1,447,865.

There were 5,909,653 shares of the Company's Common Stock, $.01 par value, outstanding as of February 4, 2005.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

  ITEM                                     DESCRIPTION                              PAGE
  ----                                     -----------                              ----
PART I
            1 Description of Business                                                 3
            2 Description of Property                                                10
            3 Legal Proceedings                                                      11
            4 Submission of Matters to a Vote of Security Holders                    11
PART II
            5 Market for Company's Common Equity, Related Stockholder
                 Matters and Small Business Issuer Purchases of Equity Securities    11
            6 Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                               12
            7 Financial Statements                                                   17
            8 Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                18
           8A Controls and Procedures                                                18
           8B Other Information                                                      18
PART III
            9 Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act                   18
           10 Executive Compensation                                                 21
           11 Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters                                         23
           12 Certain Relationships and Related Transactions                         24
           13 Exhibits                                                               25
           14 Principle Accountants Fees and Services                                26
              Signatures                                                             27
              Index to Exhibits                                                      28

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

Our clients are in a broad range of industries with needs that encompass business-to-consumer, business-to-business, and business-to-stakeholder communications. Our clients include Anthem Blue Cross, Cablevision, LiDestri Foods, Domino Foods, Emerson Motor Company, Handicraft, Heartland Jiffy Lube, and Graybar Distributors. Since 1995 our revenues have increased from $5.0 million to $10.7 million. We serve our clients through a network of six offices in North America with our staff of 97 employees.

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

During 1997, KPCG acquired advertising agencies based in Nashville, Tennessee and New Orleans, Louisiana. The Nashville office was subsequently merged with our Memphis office, and the Louisiana office was subsequently sold back to some of the original owners.

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

In November 2000, KPCG acquired Chameleon Design, Inc. ("Chameleon"), a St. Louis-based web design company, in a stock-for-stock transaction. The operations have been integrated into KPCG.

In November 2000, KPCG acquired for cash a 12% interest in The Communications in Business Group Limited ("CiB"), a London-based marketing communications company.

In February 2001, KPCG acquired CGT Limited ("CGT"), a London-based marketing communications agency in a stock and cash transaction. In September 2002, KPCG sold its investment in CGT.

In October 2001, KPCG acquired Christopher Thomas Associates, Inc. ("Christopher Thomas"), an advertising agency with offices in Melville, New York; Stamford, Connecticut; and Boston, Massachusetts in a cash transaction. The Stamford office was subsequently consolidated into the New York office.

In July 2002, KPCG acquired certain clients of RGSD, a Memphis-based media buying service in a cash transaction.

In April 2004, KPCG acquired the clients and assets of Rabasca & Co., a Melville, New York advertising agency in a cash transaction.

In August 2004, KPCG acquired certain clients and assets of Jaffe & Associates, Inc. d/b/a EPS Communications, a Boston agency specializing in catalog and e-catalog production for cash and services to be rendered. The transaction was amended to be a cash transaction subsequent to fiscal year end.

REVENUES

Our sources of revenues are commissions and fees earned on the development, production and placement of advertising, and commissions and fees earned on the development, production and application of public relations and investor relations services, interactive web sites, advertising and CD-ROMs, direct and database marketing, sales promotions, and media consulting.

In fiscal 2004, our ten largest clients accounted for only 31.6% of our revenues, and no single client accounted for as much as 8.9% of our revenues.

COMPETITION

The marketing communications business is highly competitive, with agencies of all sizes and disciplines competing primarily on the basis of quality of service to attract and retain clients and personnel.

Grey/ WPP, Interpublic, Omnicom and Publicis generally serve large corporations with consolidated or business unit sales in excess of $250 million. Based on tabulations of agency revenues published annually in the trade journals Advertising Age and PR Week, we believe that there are several dozen independent marketing communications firms in the United States of KPCG's size or greater. These medium-sized firms serve middle-market companies as well as large corporations.

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

EMPLOYEES

At October 31, 2004, KPCG employed 97 people in the United States.

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

Our employees are committed to the success of our company because they own a significant percentage of it. At January 31, 2005, our employees owned in excess of 50% of the company's common stock.

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

     - costs associated with new statutory and regulatory requirements imposed on public companies.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table provides data on our largest wholly-owned offices as of October 31, 2004:

                                                          LEASE
                                         APPROXIMATE   EXPIRATION
    OFFICE              LOCATION         SQUARE FEET      DATE
    ------              --------         -----------   ----------
St. Louis        8301 Maryland Avenue
                 Clayton, Missouri          22,595       5/31/10
Melville         401 Broadhollow Road
                 Melville, New York         12,944       7/31/08
Boston           240 Newbury Street
                 Boston, Massachusetts       7,504       4/30/07
Kansas City      106 West 14th Street
                 Kansas City, Missouri       1,361       1/31/06
Louisville (1)   629 Fourth Street
                 Louisville, Kentucky        1,590      12/31/04
Memphis          6060 Poplar Avenue
                 Memphis, Tennessee          3,105      11/30/07

     1. The Company's Louisville office moved to a new location at 5111 Commerce Crossings Drive on January 1, 2005. The new lease expires 12/31/05.

All of our operations are conducted in leased premises located in the various cities in which KPCG does business. Our physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. We believe that we maintain adequate insurance on all of our property. We do not anticipate any difficulties in negotiating lease renewals or in finding other satisfactory space if premises become unavailable. For further information regarding KPCG's obligations under noncancellable operating leases, see Note 14 to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

KPCG is involved in various claims and legal actions incidental to the normal conduct of its business. It is not possible at the present time to estimate the ultimate liability, if any, of our company with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to KPCG's consolidated results of operations, financial position or cash flows.

Subsequent to fiscal year-end, the Company settled a legal dispute with a former employee stockholder in the employee's favor for $75,000 which will be paid in four installments of $18,750 during 2005.

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

FISCAL QUARTER ENDED   HIGH    LOW
--------------------   ----   ----
January 31, 2003       0.40   0.17
April 30, 2003         0.50   0.17
July 31, 2003          0.68   0.25
October 31, 2003       0.80   0.51
January 31, 2004       0.97   0.65
April 30, 2004         0.96   0.58
July 31, 2004          0.77   0.41
October 31, 2004       0.74   0.52

On February 4, 2005 there were 538 shareholders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. KPCG currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

KPCG did not make any equity securities repurchases during any quarter of fiscal 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

The following discussion relates to our results of operations, financial condition and liquidity for the periods indicated and should be read in conjunction with our financial statements and the notes thereto.

Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including: the timing of new projects; material reductions, cancellations or completions of major projects; the loss of significant clients; the opening or closing of offices; our relative mix of business; changes in our pricing strategies or those of our competitors; employee utilization rates; changes in personnel; and other factors, some of which are outside of our control. We also experience some variation in operating results throughout the year that results in part from the spending patterns and business cycles of our clients, and from marketing communications services spending patterns in general.

Management has made significant strides in fiscal 2004 in reallocating resources and focusing upon more profitable client engagements. By focusing upon more core competencies in public relations, design and development of interactive and web-enabled marketing and in client representation to target markets, KPCG managers have been able to reduce costs and build relationships in high demand industries like healthcare and high tech.

Management is seeing sustained evidence of an economic upswing across specific categories and industries which Management is targeting. Management believes that KPCG, after another year of realigning its staff, and the location of its operations, is positioned positively in a number of specialty sectors. Geographically, operations in Boston and New York appear to be well positioned to meet a stronger demand in these sectors for the services KPCG offers. Both the Boston and New York operations are projecting sustained growth in the coming fiscal year. Management believes these operations will contribute most significantly to the Company's total revenues this fiscal year. In the coming fiscal year, Management's plan is to concentrate on key core competencies of KPCG. Management is hopeful that this use of talent and resources will result in increased revenue and increased profitability in fiscal 2005.

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

IMPAIRMENT

The impairment of goodwill and other intangible assets is accounted for under the provisions of SFAS 142. Other long-lived assets are considered for impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If the review indicates that the carrying value of such asset is not recoverable, based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

Revenues for the fiscal year ended October 31, 2004 were $10,725, a decline of 6.1% from 2003 revenues of $11,425. The decline in revenues resulted from continued weakness in the advertising industry and efforts by Management to focus on higher profit consulting and professional services.

Salaries and benefits expense decreased by $52 or 0.7% from $7,507 in 2003 to $7,455 in 2004. This decline is the result of continued cost-cutting and resource allocation by the Company in response to the decrease in overall revenues.

Office and General expenses were reduced by $266 from $2,848 in 2003 to $2,582 in 2004, a decline of 9.3%. While a portion of this decrease is due to cost-cutting, $60 of the decrease resulted from settlement of a legal claim in the Company's favor, and $38 was due to cancellation of key-man insurance that became disadvantageous to continue due to tax law changes. Cost reductions made in some areas were partially offset by higher amortization and depreciation expenses related to the acquisitions during 2004 of Rabasca & Co. and Jaffe & Associates, Inc. client lists and assets, and settlement of a legal claim in the favor of a former employee stockholder for $75.

Interest income increased from $4 in 2003 to $25 in 2004. $24 of the 2004 interest income was interest received from the Internal Revenue Service on receipts for net operating loss carry-backs received in July 2004. Excluding the IRS interest received, interest income declined by $3 due to lower cash balances invested in interest-bearing accounts.

Interest expense declined from $176 in 2003 to $156 in 2004 due to lower bank debt during the first half of the year combined with the elimination of accrued interest on deferred compensation that was reduced during the latter part of 2003 and eliminated in early 2004.

The company did not record any tax provision during 2004 because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized. In 2003, the Company recorded an income tax benefit of $321 due to net operating loss carry-backs applied for. In 2004, the Company recorded an income tax benefit of $717, almost entirely due to the elimination of the valuation allowance previously established. See Note15 of the KPCG Financial Statements as of October 31, 2004 and 2003 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate.

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

KPCG did not recognize tax expense on its net operating income in 2003 because it had sufficient tax loss carryforwards to eliminate its income tax obligations. See Note16 of the KPCG Financial Statements as of October 31, 2003 and 2002 for the reconciliation of the Company's effective tax rate to the U.S. statutory income tax rate. During 2003, the Company elected to carry back certain previously established operating losses and, as a result, expects to receive a Federal tax refund of approximately $273. Prior to 2003, these operating losses were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES - AT OCTOBER 31, 2004

As of October 31, 2004, KPCG's cash and cash equivalents totaled $255 compared to $393 at October 31, 2003. The decline in cash and cash equivalents is principally due to less cash being provided by operations and the fact that KPCG continued to pay off debt related to its acquisition program.

Operating Activities: KPCG's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $290 in 2004 compared to cash provided by operating activities of $698 in 2003. The principal reason for the decrease was lower pre-tax income for 2004 compared to 2003. Although the Company's net income for 2004 was $1,274 compared to only $1,219 in 2003, pre-tax income was $556 in 2004 compared to $898 in 2003, a decrease of $342. Another significant reason for the decrease in cash provided by operations is that the difference between Accounts Receivable and Accounts Payable decreased by $426.

Investing Activities: Cash used in investing activities was $162 in 2004 compared to $166 in 2003. The Company utilized $93 to acquire equipment during 2004. In 2004, the Company also received proceeds of $52 for selling stock received from a demutualization of an insurance company where the Company maintained a keyman life insurance policy. In addition, the Company received $179 in proceeds from retiring the keyman life insurance policy in 2004. The Company used $300 from loans to fund its acquisitions of Rabasca & Co. and Jaffe & Associates, Inc. assets and clients.

Financing Activities: In January 2003, KPCG replaced its existing bank debt agreement with a new agreement with the same bank. Under the terms of this new debt agreement, KPCG is required to make minimum monthly debt payments of $30 together with monthly interest payments at the bank's prime rate, but no less than 4.75%. In addition, KPCG was required to make additional principal payments if KPCG's net after-tax earnings in any fiscal quarter in 2003 exceeded $300. This new debt agreement was scheduled to mature on December 29, 2003, at which time the outstanding principal would be due. Under the terms of this new loan agreement, KPCG was required to meet certain minimum financial targets. These targets were: (i) KPCG must have net after-tax earnings and an increase in net worth of $249, $528, $842, and $1,156, for the three months ended January 31, 2003, the six months ended April 30, 2003, the nine months ended July 31, 2003 and the twelve months ended October 31, 2003, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. In connection with the new bank loan agreement, Bruce Kupper, Chairman and Chief Executive Officer of KPCG, personally guaranteed $500 of the bank debt. In October 2003, KPCG negotiated certain modifications of this new debt agreement, as follows: (i) the maturity date of the loan was extended to February 28, 2006, and (ii) the minimum financial targets for fiscal 2003 were revised to a net after-tax earnings and net worth increase of $917 for the year ended October 31, 2003. The Company met those loan covenants in all but the third quarter of 2003, for which it received a waiver from the bank. At October 31, 2003, KPCG was in compliance with its loan covenants.

In January 2004, the loan agreement was further modified to establish certain minimum financial targets for fiscal 2004. These targets were: (i) KPCG must have net after-tax earnings and an increase in net worth of $79, $178, $353, and $560, for the three months ended January 31, 2004, the six months ended April 30, 2004, the nine months ended July 31, 2004 and the twelve months ended October 31, 2004, respectively, and, (ii) KPCG must maintain a minimum debt service coverage, as defined by the agreement. The Company met the terms of its loan covenants during fiscal 2004. At October 31, 2004 the Company was in compliance with its loan covenants.

In April 2004, the Company borrowed an additional $150 from its commercial bank to finance the initial payment for the purchase of certain Rabasca & Company assets and clients. The terms of the loan call for interest at 0.5% above the bank's prime rate, but no less than 4.75%. Interest only is to be paid for April through June, 2004 and principal of $8.33 per month starting July 29, 2004 through December 29, 2005.

In April 2004, the company increased its line of credit with the bank from $250 to $350. In July 2004, the company increased the line of credit from $350 to $500. The terms of the line call for interest at 0.5% above the bank's prime rate.

In August 2004, the Company borrowed an additional $150 to finance the initial payment for the purchase of certain assets and clients of Jaffe & Associates, Inc. The terms of the loan call for interest at 0.5% above the bank's prime rate, but no less than 4.5%. Interest only is to be paid for August through October, 2004 and principal of $8.33 per month starting November 29, 2004 through April 29, 2006.

Details of the Company's long-term debt are provided in note 9 in Notes to Consolidated Financial Statements.

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

In December 2004, subsequent to 2004 fiscal year-end, KPCG again renegotiated its debt with the previous owners of Christopher Thomas Associates, Inc. The terms of the agreement call for a cash settlement of $651. The effect of the agreement would be to reduce the Company's long-term debt by $638. The agreement is subject to the approval by the Company's commercial bank of a debt restructuring and consolidation plan which is currently being negotiated.

In December 2004, subsequent to 2004 fiscal year-end, KPCG renegotiated the terms of its acquisition of Jaffe & Associates, Inc. The original agreement called for $350 to be paid by the Company in the form of in-kind professional services to be performed for pre-existing clients of Jaffe & Associates, Inc. The revised agreement calls for three cash payments to be paid during 2005 totaling $350. In return, the Company will receive the entire revenue billed to the pre-existing clients of Jaffe & Associates, Inc. for professional services provided.

NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created before December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of this standard had no impact on the Company's financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement.

OFF-BALANCE-SHEET ARRANGEMENTS

KPCG does not have any off-balance-sheet arrangements as of October 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements commencing on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of October 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Accounting Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our executive officers and directors as of February 8, 2005.

      NAME         AGE                            POSITION(S)
      ----         ---                            -----------
Bruce Kupper        52   Chief Executive Officer, President and Chairman of the Board
Mary De Hahn        55   Chief Operating Officer, Executive Vice-President and Director
Randolph Seeling    51   Chief Accounting Officer, Secretary and Treasurer
S. Lee Kling        75   Director
James Saitz         55   Director
Steven Lowy         58   Director

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

Mary De Hahn has served as Chief Operating Officer, Executive Vice-President and as a Director of our company since the Merger. Prior to that time she served in the similar executive capacities for Kupper Parker Communications, Incorporated (1993 - 2000) and its predecessor, Kupper Advertising, Inc. (1988 - 1993). Before joining Kupper Advertising, Inc., Ms. De Hahn served as senior vice president of marketing for Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri, and as executive director of the Missouri Arts Council.

Randolph Seeling was promoted to Chief Accounting Officer, Secretary and Treasurer effective January 1, 2004. He had served as the Controller of Kupper Parker Communications, Inc. since September of 1997 when he joined the Company as a result of Kupper Parker's asset purchase of Fitzgerald Advertising, Inc. of New Orleans, where Mr. Seeling had served as Controller from 1979 to 1985, and as Treasurer from 1985 until 1997. Mr. Seeling was also a minority owner of the privately held Fitzgerald Advertising, Inc. before the sale of that company's assets to Kupper Parker Communications, Inc. in 1997.

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

Christopher Santry, who had been a director of the Company since the Acquisition of Christopher Thomas Associates, Inc. in 2001, retired as a director in April 2004 at the end of his term.

Steven R. Lowy is owner and chief executive officer of Envision, a computer services firm with offices in St. Louis, Phoenix and Dallas. Mr. Lowy has served on the board of Normandy Bank (now Keystone Bank) for over 17 years and was chairman of the Capital Formation Committee of the St. Louis Regional Chamber and Growth Association Technology Gateway for 2 years. Mr. Lowy was elected as a director at the annual shareholder's meeting held on April 6, 2004.

There are no family relationships among any of our officers or directors.

The Directors of our company are divided into two classes and hold office until the second succeeding Annual Meeting of Stockholders following the election of their respective class and the qualification of their successors. Mr. Kupper, Ms. De Hahn, Mr. Kling, and Mr. Lowy constitute the class of Directors whose terms expire in 2006. Mr. Saitz constitutes the class of Directors whose term expires in 2005.

We have established an Audit Committee, a Compensation Committee, a Stock Option Plan Committee, and an Executive Committee for our board of directors.

The Audit Committee is composed of two non-independent outside directors, currently Mr. Saitz and Mr. Kling. The Audit Committee reports to our board of directors regarding the appointment of our independent public accountants, the scope and fees of prospective annual audits and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

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

The Company has not yet adopted a written code of ethics. The Company has a long-standing informal ethics policy which continues to govern. We acknowledge the desirability of a written ethics code and are hopeful that, as part of recent and continuing efforts on our part to address and formalize governance and controls issues, we will also be able to focus on and implement a written code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received, for each of the last three fiscal years, for services rendered to us by our Chief Executive Officer and each of our other most highly compensated executive officers during the fiscal year ended October 31, 2004 whose total compensation equaled or exceeded $100,000. In addition to the compensation below, each executive receives Company contributions to their health insurance, and group term life insurance on the same basis as all other employees.

                               Annual Compensation                  Long-term Compensation
                            -------------------------   ------------------------------------------------
                                                Other   Restricted     Securities
Name and Principal                             Annual      Stock       Underlying      LTIP    All Other
     Position        Year    Salary    Bonus    Comp.     Awards     Options/SAR's   Payouts   Comp. (1)
------------------   ----   -------   ------   ------   ----------   -------------   -------   ---------
Bruce Kupper         2004   240,000   25,000     --         --             --           --         --
   CEO (2)           2003    83,832   75,000     --         --             --           --         --
                     2002   210,000       --     --         --             --           --         --
Mary De Hahn         2004   150,000       --     --         --             --           --         --
   COO               2003   128,000       --     --         --             --           --         --
                     2002   126,000       --     --         --             --           --         --

     1. Amounts shown in this column are for company contributions to KPCG's 401K plan on behalf of the named Executive.

     2.   Mr. Kupper took a voluntary salary reduction during 2003 and 2004.

YEAR 2004 STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

During 2004, there were no stock options issued to any of our executive officers.

YEAR 2004 STOCK OPTION EXERCISES BY EXECUTIVE OFFICERS

During 2004, our executive officers did not exercise any of their various stock option grants.

STOCK OPTIONS HELD BY EXECUTIVE OFFICERS

The following table sets forth unexercised stock options held by each of our Executive Officers as of October 31, 2004:

                   Number of Securities Underlying   Value of Unexercised In-the-
                   Unexercised Options/SAR's as of      Money Options/SAR's as
                           October 31, 2004             of October 31, 2004 (1)
                   -------------------------------   ----------------------------
                     Exercisable   Unexercisable      Exercisable   Unexercisable
                     -----------   -------------      -----------   -------------
Bruce Kupper           191,700           --             $85,020           --
Mary De Hahn            25,000           --                  --           --
S. Lee Kling            10,000           --                  --           --
James Saitz             10,000           --                  --           --
Randolph Seeling           500           --                  --           --

     1. Calculated by determining the difference between the exercise price and the deemed fair value of the securities underlying the options at October 31, 2004.

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

Effective June 1, 2001, we amended Mr. Kupper's employment agreement to reduce his base pay from $360,000 to $252,000. During 2003, Mr. Kupper took a voluntary salary reduction which resulting in his base pay being reduced to only $83,832 with the stipulation that he would receive a quarterly cash bonus of $25,000 for each quarter that the Company met the earnings target stipulated in its bank loan covenants. The Company met those loan covenants in all but the third quarter of 2003, for which it received a waiver from the bank. As a result, Mr. Kupper was paid a cash bonus of $25,000 for the first and second quarters of 2003. The bonus for the fourth quarter was paid in December 2003 after the close of the fiscal year. During fiscal 2004, Mr. Kupper voluntarily took a reduction of his base salary to $240,000.

STOCK OPTION PLAN

In 1998, we adopted our Stock Option Plan. Under the terms of this plan, options to purchase shares of our common stock can be issued to our employees and directors at a price equal to 100% of the fair market value of our common stock on the date of grant. Options issued under this plan expire from two to six years from the date of grant, and are generally exercisable one year from the date of grant. Options that are unexercised are cancelled immediately if the holder ceases to be an employee or director of our company.

At the annual meeting in April 2004, the stockholders approved an amendment to the Company's Stock Option Plan to increase the number of options that may be issued from 650,000 to 850,000.

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

We also maintain insurance, that we believe to be adequate, covering all of our directors and officers against certain liabilities and reimbursing us for obligations which we incur as a result of indemnification of such directors, officers and employees. At present, there is no pending litigation or proceeding involving any officer, director or agent of ours where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2005 for:

     1. Each person or entity who is known by us to beneficially own five percent or more of the outstanding shares of our common stock;

     2.   Each director;

     3.   Each executive officer; and

     4.   All directors and executive officers of KPCG as a group.

                               NUMBER OF SHARES
  NAME OF BENEFICIAL OWNER    BENEFICIALLY OWNED   PERCENT OF CLASS
  ------------------------    ------------------   ----------------
Bruce Kupper                     1,865,100(1)            29.08
Mary De Hahn                       326,020(2)             5.08
Randolph Seeling                       500(5)              .01
S. Lee Kling                        35,000(3)             0.55
James Saitz                         10,000(4)             0.16
All Directors and Executive
   Officers as a Group           2,236,620               34.88

     1. Includes 191,700 shares of Common Stock that the holder has the right to acquire upon exercise of the related options granted by our company.

     2. Includes 25,000 shares of Common Stock that the holder has the right to acquire upon exercise of the related options granted by our company.

     3. Includes 10,000 shares of Common Stock that the holder has the right to acquire upon exercise of the related options granted by our company.

     4. Includes 10,000 shares of Common Stock that the holder has the right to acquire upon exercise of the related options granted by our company.

     5. Includes 500 shares of Common Stock that the holder has the right to acquire upon exercise of the related options granted by our company.

Following is certain information as of October 31, 2004 for our equity compensation plans:

                           NUMBER OF SECURITIES                            NUMBER OF SECURITIES
                             TO BE ISSUED UPON      WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                EXERCISE OF        EXERCISE  PRICE OF        FUTURE ISSUANCES
                           OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,         UNDER EQUITY
      PLAN CATEGORY         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      COMPENSATION PLANS
      -------------        --------------------   --------------------   -----------------------
Equity compensation
   plans approved by
   shareholders                   504,850                 $0.44                  345,150
Equity compensation
   plans not approved by
   shareholders                        --                    --                       --
Total                             504,850                 $0.44                  345,150

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Saitz, a member of our Board of Directors, is the Chairman and Chief Executive Officer of Missouri State Bank, a commercial bank. This firm provided us with commercial banking services during 2004 and is expected to provide us with similar services during 2005. In addition, we provided certain advertising and other communications services to Missouri State Bank. We believe that all of the transactions between our company and Missouri State Bank were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

Mr. Kling, a member of our Board of Directors, is a Managing Consultant of Lockton Companies, an insurance brokerage and advisor. This firm provided us with insurance brokerage services during 2004 and is expected to provide us with similar services during 2005. We believe that all of the transactions between our company and Lockton Companies were made on terms no less favorable than those that either party could have obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

     The following documents are filed as part of this Annual Report on Form 10-KSB:

1.   Financial Statements

Kupper Parker Communications, Incorporated and Subsidiaries

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheet as of October 31, 2004 and 2003
     Consolidated Statement of Operations for the years ended October 31, 2004 and 2003
     Consolidated Statement of Stockholders' Equity for the years ended October 31, 2004 and 2003
     Consolidated Statement of Cash Flows for the years ended October 31,
     2004 and 2003
     Notes to Consolidated Financial Statements

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

During fiscal 2004 and 2003, KPCG paid the following fees to Rubin, Brown, Gornstein & Co. LLP:

                                                                 2004      2003
                                                               -------   -------
Audit Fees                                                     $54,500   $51,500
Audit-Related Fees                                                  --        --
Tax  Fees (1)                                                   25,785    24,450
Other Fees (2)                                                   7,500     7,750
                                                               $87,785   $83,700

     1. Tax fees are principally for preparation of Federal and state tax returns of the Company.

     2.   Other Fees are principally benefit plan audit fees.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of February 2005.

Kupper Parker Communications, Incorporated


By: /s/ Bruce Kupper
    ------------------------------------
Bruce Kupper
Chief Executive Officer
(Principal Executive Officer)

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



Signed: /s/ Bruce Kupper                     Dated: February 8, 2005
        ----------------------------------
Bruce Kupper
Chief Executive Officer
(Principal Executive Officer), Director


Signed: /s/ Mary De Hahn                     Dated: February 8, 2005
        ----------------------------------
Mary De Hahn
Chief Operating Officer, Director


Signed: /s/ Randolph Seeling                 Dated: February 8, 2005
        ----------------------------------
Randolph Seeling
Chief Accounting Officer


Signed: /s/ Steven Lowy                      Dated: February 1, 2005
        ----------------------------------
Steven Lowy
Director


Signed: /s/ S. Lee Kling                     Dated: February 3, 2005
        ----------------------------------
S. Lee Kling
Director


Signed: /s/ James Saitz                      Dated: February 1, 2005
        ----------------------------------
James Saitz
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

   10.2 Amendment Number 1 to 1998 Stock Option Plan - Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.
              33-26372NY) and incorporated herein by reference.

   10.2       Amendment Number 2 to 1998 Stock Option Plan - - Filed as an
              Exhibit to the Company's Form 10KSB for the year ended October 31, 2000 and incorporated herein by reference.

   10.2a*     Amendment Number 3 to 1998 Stock Option Plan

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

   10.5a      Amendment to Employment Agreement of Bruce Kupper

   10.6       Employment Agreement of Chris Santry

   10.6a      Amendment #1 to Employment Agreement of Chris Santry

   10.6b      Amendment #2 to Employment Agreement of Chris Santry

   31.1 *     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 *     Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 *     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 *     Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith

================================================================================

                          KUPPER PARKER COMMUNICATIONS,
                          INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

================================================================================

CONTENTS

                                                                         PAGE
                                                                      ----------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM............       F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet......................................       F-4

   Consolidated Statement Of Operations............................       F-5

   Consolidated Statement Of Stockholders' Equity..................       F-6

   Consolidated Statement Of Cash Flows............................       F-7

   Notes To Consolidated Financial Statements......................   F-8 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kupper Parker Communications, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kupper Parker Communications, Incorporated and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Rubin, Brown, Gornstein & Co. LLP
----------------------------------------
St. Louis, Missouri
January 28, 2005

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                            OCTOBER 31,
                                                                     -------------------------
                                                                         2004          2003
                                                                     -----------   -----------
                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   254,518   $   392,516
   Accounts receivable, net of allowance for bad debts
      of $207,176 in 2004 and $176,150 in 2003                         3,991,740     6,224,387
   Other current assets                                                  841,718       846,992
                                                                     -----------   -----------
      TOTAL CURRENT ASSETS                                             5,087,976     7,463,895

PROPERTY AND EQUIPMENT, NET                                              440,446       558,062

GOODWILL, NET                                                          4,230,342     4,380,342

INTANGIBLES, NET                                                         617,294       262,401

OTHER ASSETS                                                             851,535       455,191
                                                                     -----------   -----------
                                                                     $11,227,593   $13,119,891
                                                                     ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-Term Bank borrowings                                        $   101,500   $        --
   Current maturities of long-term debt                                  850,900       660,001
   Accounts payable                                                    5,469,731     8,128,722
   Accrued expenses                                                      761,502     1,413,805
   Other current liabilities                                             330,751            --
                                                                     -----------   -----------
      TOTAL CURRENT LIABILITIES                                        7,514,384    10,202,528
                                                                     -----------   -----------

LONG-TERM LIABILITIES
   Long-term debt, less current maturities                             1,742,542     2,225,841
   Long-term accrued lease expense                                       334,212       379,379
   Deferred compensation                                                      --        19,055
                                                                     -----------   -----------
      TOTAL LONG-TERM LIABILITIES                                      2,076,754     2,624,275
                                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 11)                                --            --
                                                                     -----------   -----------

STOCKHOLDERS' EQUITY
   Commonstock, $0.10 stated value, 30,000,000 shares authorized,
      6,292,840 shares in 2004 and 6,200,094 shares in 2003 issued       629,284       620,009
   Paid-in capital                                                     3,519,634     3,459,349
   Accumulated deficit                                                (1,840,139)   (3,113,946)
   Treasury stock, at cost; 383,187 shares in 2004 and 2003             (672,324)     (672,324)
                                                                     -----------   -----------
      TOTAL STOCKHOLDERS'EQUITY                                        1,636,455       293,088
                                                                     -----------   -----------
                                                                     $11,227,593   $13,119,891
                                                                     ===========   ===========

See the accompanying notes to consolidated financial statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    FOR THE YEARS
                                                  ENDED OCTOBER 31,
                                              -------------------------
                                                  2004          2003
                                              -----------   -----------
REVENUES                                      $10,724,715   $11,424,927
                                              -----------   -----------

OPERATING EXPENSES
   Salaries and benefits                        7,454,652     7,507,453
   Office and general                           2,582,237     2,847,744
                                              -----------   -----------
      TOTAL OPERATING EXPENSES                 10,036,889    10,355,197
                                              -----------   -----------
INCOME FROM OPERATIONS                            687,826     1,069,730
                                              -----------   -----------

OTHER EXPENSE
   Interest income                                 24,514         4,187
   Interest expense                              (155,952)     (175,650)
                                              -----------   -----------
      TOTAL OTHER EXPENSE                        (131,438)     (171,463)
                                              -----------   -----------
INCOME BEFORE INCOME TAX BENEFIT                  556,388       898,267

INCOME TAX BENEFIT                                717,419       320,516
                                              -----------   -----------
NET INCOME                                    $ 1,273,807   $ 1,218,783
                                              ===========   ===========
BASIC EARNINGS PER SHARE                      $      0.22   $      0.21
                                              ===========   ===========
DILUTED EARNINGS PER SHARE                    $      0.21   $      0.20
                                              ===========   ===========
WEIGHTED AVERAGE SHARES USED IN BASIC PER
   SHARE COMPUTATION                            5,867,473     5,816,907
                                              ===========   ===========
WEIGHTED AVERAGE SHARES USED IN DILUTED PER
   SHARE COMPUTATION                            6,090,120     6,018,563
                                              ===========   ===========

See the accompanying notes to consolidated financial statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                                 COMMON STOCK                                     TREASURY STOCK
                             --------------------     PAID-IN    ACCUMULATED   -------------------
                               SHARES     AMOUNT      CAPITAL      DEFICIT      SHARES     AMOUNT       TOTAL
                             ---------   --------   ----------   -----------   -------   ---------   ----------
BALANCE - NOVEMBER 1, 2002   6,200,094   $620,009   $3,459,349   $(4,332,729)  383,187   $(672,324)  $ (925,695)
NET INCOME                          --         --           --     1,218,783        --          --    1,218,783
                             ---------   --------   ----------   -----------   -------   ---------   ----------
BALANCE - OCTOBER 31, 2003   6,200,094    620,009    3,459,349    (3,113,946)  383,187    (672,324)     293,088
SHARES ISSUED                   92,746      9,275       60,285            --        --          --       69,560
NET INCOME                          --         --           --     1,273,807        --          --    1,273,807
                             ---------   --------   ----------   -----------   -------   ---------   ----------
BALANCE - OCTOBER 31, 2004   6,292,840   $629,284   $3,519,634   $(1,840,139)  383,187   $(672,324)  $1,636,455
                             =========   ========   ==========   ===========   =======   =========   ==========

See the accompanying notes to consolidated financial statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE YEARS
                                                                     ENDED OCTOBER 31,
                                                                 -------------------------
                                                                     2004          2003
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 1,273,807   $ 1,218,783
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                  505,836       460,622
      Gain on demutualization of mutual company shares               (51,773)           --
      Gain on retirement of officer's life insurance                 (35,476)           --
      Loss on disposal of property and equipment                          --           677
      Bad debt provision                                              76,331       201,813
      Deferred tax benefit                                          (717,456)       (2,646)
      Change in assets and liabilities:
         Decrease in accounts receivable                           2,156,316     2,750,635
         (Increase) Decrease in other current assets                 332,467      (250,856)
         Increase in other assets                                         --       (17,075)
         Decrease in accounts payable                             (2,658,991)   (3,274,651)
         Decrease in accrued expenses                               (582,743)     (283,551)
         Decrease in other current liabilities                       (19,249)           --
         Increase (decrease) in other long-term liabilities           10,965      (105,302)
                                                                 -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            290,034       698,449
                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (93,113)      (80,526)
   Proceeds from demutualization of mutual company shares             51,773            --
   Proceeds from retirement of officer's life insurance              179,395            --
   Cost of acquired businesses                                      (300,000)      (85,065)
                                                                 -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                               (161,945)     (165,591)
                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings                               101,500            --
   Proceeds Prodeeds from long-term debt                             300,000            --
   Payments on long-term debt                                       (667,587)   (1,071,961)
                                                                 -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                               (266,087)   (1,071,961)
                                                                 -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (137,998)     (539,103)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        392,516       931,619
                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                          $   254,518   $   392,516
                                                                 ===========   ===========

See the accompanying notes to consolidated financial statements.

                   KUPPER PARKER COMMUNICATIONS, INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created before December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of this standard had no impact on the Company's financial statements.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement.

     RECLASSIFICATIONS

     Certain amounts in the October 31, 2003 financial statements have been classified to conform to the October 31, 2004 financial statement presentation. These reclassifications have no effect on the previously reported net income.

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

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At October 31, 2004, and October 31, 2003, the Company had approximately $1,357,000 and $1,365,000 in excess of FDIC insured limits, respectively.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. The Company computes depreciation and amortization using the straight-line method over the estimated useful life of the related asset as follows:

     Equipment                                                    3 - 5 years
     Furniture and fixtures                                       5 - 7 years
     Leasehold improvements   Lease term or useful life, whichever is shorter

     GOODWILL

     Effective November 1, 2002 and in accordance with SFAS 142, the Company ceased amortization of goodwill acquired prior to July 1, 2001. The Company has completed the transitional goodwill impairment test as of November 1, 2002, as required by SFAS 142. The Company also completed its annual impairment tests as of October 31, 2003 and 2004. The fair values of the reporting units determined in the above tests were estimated using both a discounted cash flow model and a market comparable approach, which resulted in no goodwill impairment. If estimates of fair value or their related assumptions change in the future, the Company may be required to write-off an impaired portion of goodwill, which could have a material adverse effect on the operating results in the period in which the write-off occurs.

     INTANGIBLES

     Trademarks are amortized over a five-year period and other intangible assets are amortized over periods ranging from three to seven years, in accordance with SFAS 142. The Company does not have any intangible assets with indefinite lives.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred compensation approximate fair value because of the short maturity of those instruments. At October 31, 2004 and 2003, the Company estimates that the fair value of its long-term debt is not materially different from its financial statement carrying value. The fair value of long-term debt was estimated using quoted market prices or discounted future cash flows.

     STOCK OPTIONS

     The Company has adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective November 1, 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on the results of operations, had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, is shown below.

                                                            2004         2003
                                                         ----------   ----------
     Net income, as reported                             $1,273,807   $1,218,783
     Deduct: Total stock-based employee compensation
        determined under fair value based method
        for all awards                                        9,822       21,440
                                                         ----------   ----------
     Pro forma net income                                $1,263,985   $1,197,343
                                                         ==========   ==========
     Earnings per share:
        Basic - as reported                              $     0.22   $     0.21
        Basic - pro forma                                      0.22         0.21

        Diluted - as reported                                  0.21         0.20
        Diluted - pro forma                                    0.21         0.20

     EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing the net income
     (loss) by the weighted average number of shares outstanding for diluted earnings per share. The weighted average number of shares outstanding for diluted earnings per share reflects the incremental shares attributable to the assumed exercise of outstanding options (treasury stock method), unless the calculation is anti-dilutive. Incremental shares were 222,647 and 201,656 for 2004 and 2003, respectively.

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

2.   ACQUISITIONS

     In October 2001, the Company acquired all of the outstanding shares of Christopher Thomas Associates, Inc. (Christopher Thomas), a strategic marketing communications agency with offices in Melville, New York, Stamford, Connecticut and Boston Massachusetts in exchange for $1,450,000 in cash and a non-interest bearing note payable to the former shareholders of Christopher Thomas for eight quarterly payments of $75,000. Under the terms of the acquisition agreement, as amended in 2002, the Company issued a non-interest bearing note totaling $1,196,950 during 2002 to the former shareholders of Christopher Thomas because Christopher Thomas met its revenue goals for 2002. In 2003, the company amended the acquisition agreement and issued a non-interest bearing note for the remaining amount owed on the eight quarterly payments of $75,000, the non-interest bearing note issued in 2002 for $1,196,950, and $529,355 which became due based upon the requirements of the agreement for Christopher Thomas meeting its revenue goals in 2003. As part of the amendment, the Company extended its payment term to 72 months. The Company made payments to the former owners of Christopher Thomas of $271,631 and $506,709 in 2004 and 2003, respectively. The Company incurred approximately $75,000 and $82,000 in imputed interest expense in 2004 and 2003, respectively, based upon discounting the note payable at a rate of 6%. Subsequent to year-end, the Company reached an agreement to settle the note payable with the former shareholders. The Company has agreed to pay out a cash settlement of $651,148, which will fulfill the Company's obligation to the former shareholders.

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

     On April 1, 2004, the Company acquired the equipment and clients of Rabasca & Co., a Melville, New York advertising agency for $150,000 in cash and a future payment of up to $150,000. The future payment due will be the lesser of $150,000 or the ratio of the pretax profit from the unit to $225,000 for a period of one year. The initial payment of $150,000 was financed by a loan from the Company's commercial bank at .5% over the bank's prime rate but no less than 4.75%. Interest-only payments were due for April through June 2004. Principal payments of $8,333 along with interest were due beginning July 29, 2004 through December 29,2005. $50,000 was assigned to the cost of the equipment purchased which is being depreciated over three years. $100,000 has been assigned to intangibles for non-contractual customer relationships and is being amortized over three years.

     On August 10,2004, the Company acquired the equipment and clients of Jaffe & Associates, Inc. d/b/a/ EPS Communications. The agreement called for an initial cash payment of $150,000 and an additional $350,000 of in-kind professional services that the Company would provide to the pre-existing clients of Jaffe. As of October 31, 2004 the outstanding balance of services yet to be performed was $330,751. The initial payment of $150,000 was financed by a loan from the Company's commercial bank at .50% over the bank's prime rate but no less than 4.75%. Interest-only payments were due for August through October 2004. Principal payments of $8,333 along with interest were due beginning November 29, 2004 through April 29, 2006. Subsequent to year-end this agreement was amended. As amended, the Company would no longer be required to pay the $350,000 in in-kind services. The amended agreement states that the Company will be required to pay the $350,000 in three installments. The first installment of $120,000 was paid in December 2004, the second installment of $120,000 is due April 2005, and the third installment of $110,000 is due October 2005. Approximately $489,000 was assigned to intangible assets for non-contractual customer relationships and is being amortized over seven years. Approximately $11,000 was assigned to the cost of equipment purchased and is being depreciated over three years.

3.   ALLOWANCE FOR BAD DEBTS

     Changes in the Company's allowance for bad debts for 2004 and 2003, were as follows:

             BALANCE AT      PROVISION    WRITE-OFFS,   BALANCE AT
            BEGINNING OF   FOR DOUBTFUL      NET OF       END OF
     YEAR       YEAR         ACCOUNTS      RECOVERIES      YEAR
     ----   ------------   ------------   -----------   ----------
     2004     $176,150       $ 76,331      $ (45,305)    $207,176
     2003     $434,926       $201,813      $(460,589)    $176,150

4.   OTHER CURRENT ASSETS

     Other current assets consist of:

                                                               2004       2003
                                                             --------   --------
     Expenditures billable to clients                        $332,019   $448,418
     Deferred tax asset                                       362,977     35,784
     Refundable income taxes                                   13,342    272,809
     Prepaid expenses and other                               133,380     89,981
                                                             --------   --------
                                                             $841,718   $846,992
                                                             ========   ========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                            2004         2003
                                                         ----------   ----------
     Equipment                                           $1,395,050   $1,240,946
     Furniture and fixtures                                 897,683      897,683
     Leasehold improvements                                 346,383      346,372
                                                         ----------   ----------
                                                          2,639,116    2,485,001
     Less: Accumulated depreciation and
        amortization                                      2,198,670    1,926,939
                                                         ----------   ----------
                                                         $  440,446   $  558,062
                                                         ==========   ==========

     Depreciation and amortization expense of property and equipment totaled $271,731 and $302,399 during 2004 and 2003, respectively.

6.   INTANGIBLE ASSETS

     Intangible assets consist of:

                                                              2004        2003
                                                           ----------   --------
     AMORTIZED INTANGIBLE ASSETS:
        Trademarks                                         $   10,690   $ 10,690
        Non-contractual customer relationships                983,998    395,000
        Trade Name                                            135,065    135,065
                                                           ----------   --------
                                                            1,129,753    540,755

        Less: Accumulated amortization                        512,459    278,354
                                                           ----------   --------
                                                           $  617,294   $262,401
                                                           ==========   ========

     Amortization of intangible assets charged against income amounted to $234,105 in 2004 and $158,223 in 2003.

     The scheduled future amortization expense is as follows:

     YEAR    AMOUNT
     ----   --------
     2005   $173,676
     2006    105,328
     2007     85,529
     2008     69,857
     2009     69,857
Thereafter   113,047
            --------
            $617,294
            ========

7.   OTHER ASSETS

     Other assets consist of:

                                               2004       2003
                                             --------   --------
     Cash surrender value - life insurance   $     --   $143,919
     Deposits                                  40,462     40,462
     Deferred tax asset                       655,148    114,885
     Investment in affiliate                  155,925    155,925
                                             --------   --------
                                             $851,535   $455,191
                                             ========   ========

8.   ACCRUED EXPENSES

     Accrued expenses consist of:

                                                  2004        2003
                                                --------   ----------
     Current portion of deferred compensation   $     --   $  218,868
     Accrued lawsuit settlement                   75,000           --
     Accrued lease expense                        48,398        6,439
     Accrued commissions and bonuses              39,761       86,577
     Deferred revenue                            446,804      983,635
     Other accrued expenses                      151,539      118,286
                                                --------   ----------
                                                $761,502   $1,413,805
                                                ========   ==========

9.   LINE OF CREDIT AND LONG-TERM DEBT

     The Company had a $1,950,328 term note dated May 29, 2002 with a bank. Borrowings under this agreement were secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on any borrowings under this agreement was payable monthly at the prime rate.

     In 2003, the Company signed an amendment to the above loan agreement. The amended loan agreement is in the amount of $1,376,571 with a maturity date of February 28, 2006 and requires monthly principal payments of $29,926, plus interest at the bank's prime rate of at least 4.75%. As such, the existing term loan at October 31, 2003, less current maturities was classified as long-term debt on the accompanying balance sheet. In addition, the Company may be required to pay additional principal payments equal to 25% of quarterly earnings in excess of $300,000 and 50% of quarterly earnings in excess of $400,000. In 2004 and 2003, the Company was not required by the bank to pay these additional principal payments. Financial covenants include the maintenance of minimum quarterly net income, net worth and average debt service coverage as defined in the loan agreement. Borrowings are secured by accounts receivable, the assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer, and a $500,000 personal guarantee by the Company's chief executive officer. The Company violated one of its financial covenants during 2003 and obtained a bank waiver for this violation. The Company was in compliance with its loan covenants throughout fiscal 2004. The interest rate on the loan as of October 31, 2004 was 4.75%. The balance of the loan as of October 31, 2004 was $987,170.

     In 2003, the Company opened a new line of credit for $250,000. Borrowings under this agreement are secured by accounts receivable and assignment of a $500,000 interest in a key-man life insurance policy that the Company maintains on its chief executive officer. Interest on the borrowings under this agreement is at the prime rate plus 0.5%. There was no outstanding balance of this line of credit at October 31, 2003.

     In April 2004, the Company increased the line of credit to $350,000, then again to $500,000 in July 2004. The interest rate on the line of credit was 5.25% at October 31, 2004. As of October 31, 2004, there was a balance due on the line of credit of $101,500.

     In April 2004, the Company borrowed $150,000 from its bank to finance the initial payment for the purchase of Rabasca & Co. assets and clients. Interest on the loan is at the rate of 0.5% over the bank's prime rate not lower than 4.75%. Principal payments of $8,333.33 per month began effective July 29, 2004 through December 29, 2005. The interest rate on the loan as of October 31, 2004 was 5.25%. As of October 31,2004, the loan balance was $116,667.

     In August 2004, the Company borrowed an additional $150,000 to finance the initial cash payment toward the purchase of Jaffe & Associates, Inc. assets and certain clients. Interest on the loan is at the rate of 0.5% above the bank's prime rate, but not lower than 4.75%. Principal payments of $8,333.33 per month began effective November 29, 2004 through April 29,2006. The interest rate on the loan was 5.25% as of October 31, 2004. As of October 31,2004, the loan balance was $150,000.

     Long-term debt consists of:

                                                     2004         2003
                                                  ----------   ----------
     Term notes                                   $1,253,837   $1,346,645
     Notes payable to former Christopher Thomas
        shareholders (Note 2)                      1,283,685    1,480,129
     8.99% note payable                               55,920       59,068
                                                  ----------   ----------
                                                   2,593,442    2,885,842
     Less: Current maturities                        850,900      660,001
                                                  ----------   ----------
                                                  $1,742,542   $2,225,841
                                                  ==========   ==========

     The scheduled maturities of long-term debt at October 31, 2004 are as follows:

        YEAR        AMOUNT
     ----------   ----------
     2005         $  850,900
     2006            970,085
     2007            259,935
     2008            245,459
     2009            231,881
     Thereafter       35,182
                  ----------
                  $2,593,442
                  ==========

     The terms of the 8.99% note payable call for 180 monthly payments of $694 in principal and interest on the unpaid balance of the loan at an annual rate of 8.99%.

10.  DEFERRED COMPENSATION

     The Company had various deferred compensation agreements with former employees and owners. The agreements provided for certain payments based upon known and contingent conditions. These agreements were payable over various remaining lives. The Company accrued the present value of the estimated future benefit payments over the period of the agreements. The outstanding balance of these deferred compensation agreements amounted to $237,923 at October 31, 2003, and were paid in full at October 31, 2004.

11.  CONTINGENCIES

     The Company is involved in various claims and legal actions incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate outcome will not have a material effect on the Company's results of operations, financial position or cash flows. Subsequent to fiscal year-end, the Company settled an legal dispute with a former employee stockholder in the former employee's favor for $75,000, which will be paid in four installments of $18,750 during 2005.

12.  STOCK OPTIONS

     Under the Company's 1998 stock option plan, grants of stock options can be made to certain employees and directors at a price equal to 100% of the fair market value of stock on the date of grant. Options generally have vesting periods of one year after the date of grant. Options are generally exercisable up to six years after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003:

                                 2004         2003
                               -------   -------------
     Risk free interest rate      3.45%   3.25% and 3%
     Expected life             6 YEARS        6 years
     Expected volatility           137%  130% and 137%

     A summary of the options outstanding and exercisable stock options as of October 31, 2004 is presented in the table below:

                             OUTSTANDING STOCK OPTIONS        EXERCISABLE STOCK OPTIONS
                       ------------------------------------   -------------------------
                                       WEIGHTED
          RANGE        OUTSTANDING     AVERAGE     WEIGHTED     EXERCISABLE   WEIGHTED
            OF            SHARES      REMAINING     AVERAGE        SHARES      AVERAGE
         EXERCISE           AT       CONTRACTUAL   EXERCISE          AT       EXERCISE
          PRICE         10/31/2004       LIFE        PRICE       10/31/2004     PRICE
     ---------------   -----------   -----------   --------     -----------   --------
     $.0002 to $1.00     446,150        3.1          $0.34       446,150        $0.34
     $ 1.01 to $2.00      58,700        2.7           1.18        58,700         1.18
                         -------                                 -------
                         504,850        3.0          $0.44       504,850        $0.44
                         =======                                 =======

     A summary of the status of the Company's stock options as of October 31, 2004 and 2003 and changes during the years then ended is presented in the table below:

                                               2004                       2003
                                         WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                     ------------------------   ------------------------
                                      SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                     -------   --------------   -------   --------------
     Outstanding at beginning
        of year                      544,750        $0.48       569,150        $0.68
     Granted                          10,000          .75        55,000         0.24
     Lapsed/canceled                 (49,900)         .88       (79,400)        1.76
                                     -------        -----       -------        -----
                                     504,850        $0.44       544,750        $0.48
                                     =======        =====       =======        =====
     Options available for future
        grant                        345,150                    105,250
                                     =======                    =======
     Weighted average fair value
        for options granted during
        the year                                    $0.68                      $0.24
                                                    =====                      =====
     Options exercisable at
        end of year                  504,850        $0.44       489,750        $0.50
                                     =======        =====       =======        =====

13.  RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     The Company has one 401(k) plan. The Company's annual contributions to the plan are discretionary, but may not exceed the amounts permitted as deductible expense under the Internal Revenue Code. During 2004 and 2003 the Company did not make contributions to this plan.

14.  LEASE OBLIGATIONS

     The Company leases all of its office facilities under operating leases. Rental expense on these leases was $1,179,297 in 2004 and $1,012,699 in 2003.

     The future minimum rental obligations for these leases are as follows:

        YEAR        AMOUNT
     ----------   ----------
     2005         $1,118,763
     2006          1,109,332
     2007          1,057,151
     2008            864,224
     2009            556,967
     Thereafter      331,224
                  ----------
     Total        $5,037,661
                  ==========

15.  FEDERAL AND STATE INCOME TAXES

     In connection with the acquisition of Greenstone in 2000, the Company acquired net operating loss carry-forwards originating from operating losses previously incurred at Greenstone. Due to the change in control that occurred as a result of the acquisition, the Internal Revenue Code establishes certain annual limitations on the amount of the net operating loss carry-forwards that can be used by the Company to reduce its taxable income in any one given year. This annual limitation is approximately $138,000. The total net operating loss carry-forward relating to Greenstone is $774,000 at October 31, 2004. The Company has total net operating loss carry-forwards of $1,480,284 at October 31,2004. These federal and state carry-forwards expire in various years starting in 2012 through 2021.

     Valuation allowances are established, based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At October 31, 2004, the Company determined that it was more likely than not, that the Company would fully realize the benefits of its deferred tax assets and, therefore, has eliminated the previously recorded valuation allowance against the deferred tax assets (excluding the remaining capital loss carry-forward) at October 31, 2004. $150,000 was credited to goodwill in connection with the elimination of the valuation allowance as this portion of the valuation allowance was previously established in purchase accounting related to the acquisition of Christopher Thomas Associates, Inc.

     The components of pretax income were as follows:

                                                               2004       2003
                                                             --------   --------
     United States                                           $556,388   $898,267
     Foreign                                                       --         --
                                                             --------   --------
                                                             $556,388   $898,267
                                                             ========   ========

     The income tax benefit consisted of the following:

                                                               2004       2003
                                                             --------   --------
     Current:
        Net federal and state refunds from operating
           loss carrybacks                                   $    (37)  $317,870
     Deferred:
        Federal                                               717,456      2,646
                                                             --------   --------
                                                             $717,419   $320,516
                                                             ========   ========

     The tax effect of significant temporary differences representing deferred tax assets as of October 31, 2004 and 2003, were as follows:

                                                             2004        2003
                                                           --------   ---------
     Current deferred:
        Reserve for bad debts                              $ 78,735   $  66,945
        Accrued lawsuit settlement                           28,500          --
        Net operating loss carry-forwards                   228,000          --
        Accrued lease expense                                10,946      13,393
        Deferred compensation                                    --      83,171
        Other                                                16,796      16,796
        Valuation allowance                                      --    (144,521)
                                                           --------   ---------
                                                           $362,977   $  35,784
                                                           ========   =========

                                                           2004         2003
                                                        ---------    ----------
     Long-term deferred:
        Net operating loss carry forwards               $ 334,508   $   757,446
        Accrued lease expense                             145,392       144,164
        Charitable contribution carry-forward                  --        10,616
        Deferred compensation                                  --         7,241
        Intangible assets                                  59,270        17,624
        Goodwill                                          152,678       167,624
        Compensation expense related to stock options      42,714        42,714
        Capital loss carry forward                        170,831       297,764
        Property and equipment                            (79,414)      (58,971)
        Valuation allowance                              (170,831)   (1,271,337)
                                                        ---------   -----------
                                                        $ 655,148   $   114,885
                                                        =========   ===========

     The reconciliation of the U.S. statutory amount to the effective income tax amount is as follows:

                                                          2004          2003
                                                      -----------   -----------
     Provision for federal income taxes at the
        statutory rate                                $   189,181   $   305,411
     State income tax                                      22,257        35,931
     Impact of nondeductible goodwill amortization         38,217        41,691
     Nondeductible travel and entertainment                 9,970        11,444
     Effect of graduated rates                                 --       293,692
     Decrease in valuation allowance                   (1,095,027)   (1,050,411)
     Other                                                117,983        41,726
                                                      -----------   -----------
                                                      $  (717,419)  $  (320,516)
                                                      ===========   ===========

16.  SUPPLEMENTAL CASH FLOW DATA

     Interest paid was as follows:

                                                                 2004      2003
                                                               -------   -------
     Interest                                                  $72,006   $81,063

     Non-cash transactions in investing and operating activities were as follows:

                                                               2004       2003
                                                             --------   --------
     Obligations incurred/notes payable issued in
        connection with business acquisitions                $350,000   $529,355
     Common stock issued to settle deferred
        compensation obligation                                42,187         --
     Common stock issued as compensation                       27,373         --

17.  RELATED PARTY TRANSACTIONS

     A member of the Company's Board of Directors is the Chairman and Chief Executive Officer of the bank with which the Company had borrowings outstanding at October 31, 2004 and 2003, of $1,355,337 and $1,346,645,
     respectively. Interest expense related to these borrowings during 2004 and 2003 totaled $66,613 and $72,458, respectively. The Company provided certain advertising and other communications services to this bank during 2004 and 2003 generating revenues of $41,591 and $39,667, respectively. Included in accounts receivable at October 31, 2004 and 2003 was $3,527 and $2,500, respectively, due from this bank.

     A member of the Company's Board of Directors is affiliated with an insurance brokerage firm that provided the Company with certain insurance brokerage services totaling $113,622 and $61,436 during 2004 and 2003, respectively. In addition, the Company has payables of $25,000 at October 31, 2003 due to the insurance brokerage firm. There were no payables due to the insurance brokerage firm at October 31, 2004.

     Management believes that all related party transactions were made on terms no less favorable than those that either party could have obtained from an unaffiliated third party.