Form 10QSB
period 2005-01-31
KUPPER PARKER COMMUNICATIONS INC
filed 2005-03-17
CIK 845048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-17468

                                  ------------

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

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed from last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,909,653 shares of Common Stock, par value $0.01, as of March 16, 2005.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of
             January 31, 2005 (Unaudited) and October 31, 2004               3

          Condensed Consolidated Statement of Operations for the
             three months ended January 31, 2005 and 2004 (Unaudited)        4

          Condensed Consolidated Statement of Cash Flows for the
             three months ended January 31, 2005 and 2004 (Unaudited)        5

          Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                     6

Item 2.   Management's Discussion and Analysis of Financial
             Condition or Plan of Operation                                  8

Item 3.   Controls and Procedures                                           11

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                 12

Item 6.   Exhibits                                                          12

          Signatures                                                        13

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                (UNAUDITED)
                                                                JANUARY 31,   OCTOBER 31,
                                                                    2005          2004
                                                                -----------   -----------
ASSETS
   Current Assets
      Cash and cash equivalents                                 $   635,204   $   254,518
      Accounts receivable, net of allowance for bad
         debts of $185,418 in 2005 and $207,176 in 2004           4,665,351     3,991,740
      Other current assets                                          448,217       841,718
                                                                -----------   -----------
      Total Current Assets                                        5,748,772     5,087,976
                                                                -----------   -----------
      Property and equipment, net of accumulated depreciation
         and amortization of $2,235,157 and $2,198,670              406,703       440,446
      Intangibles, net of accumulated amortization of
         $552,373 and $512,459                                      577,380       617,294
      Goodwill                                                    4,230,342     4,230,342
      Other assets                                                  929,042       851,535
                                                                -----------   -----------
Total Assets                                                    $11,892,239   $11,227,593
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Short-term bank borrowings                                $   421,500   $   101,500
      Current maturities of long-term debt and line of credit       841,729       850,900
      Accounts payable                                            6,389,174     5,469,731
      Accrued expenses                                              366,520       761,502
      Other current liabilities                                     230,000       330,751
                                                                -----------   -----------
Total Current Liabilities                                         8,248,923     7,514,384
                                                                -----------   -----------
   Long-term Liabilities
      Long-term debt, less current maturities                     1,611,097     2,225,841
      Long-term accrued lease expense                               316,217       334,212
                                                                -----------   -----------
Total Long-term Liabilities                                       1,927,314     2,076,754
                                                                -----------   -----------

Stockholders' Equity
      Common stock, $.10 stated value, 30,000,000 shares
         authorized; 6,292,840 shares issued                        629,284       629,284
      Paid-in capital                                             3,519,634     3,519,634
      Retained earnings (deficit)                                (1,760,592)   (1,840,139)
      Treasury stock, at average cost; 383,187 shares              (672,324)     (672,324)
                                                                -----------   -----------
Total Shareholders' Equity                                        1,716,002     1,636,455
                                                                -----------   -----------
Total Liabilities and Shareholders' Equity                      $11,892,239   $11,227,593
                                                                ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                              FOR THE THREE MONTHS ENDED JANUARY 31,
                              --------------------------------------
                                        2005         2004
                                     ----------   ----------
REVENUES                             $2,440,179   $2,659,646
                                     ----------   ----------
OPERATING EXPENSES:
   Salaries and Benefits              1,642,752    1,821,480
   Office and General                   636,503      592,064
                                     ----------   ----------
   Total Operating Expenses           2,279,255    2,413,544
                                     ----------   ----------
   Operating Income                     160,924      246,102

OTHER INCOME (EXPENSE):
   Interest income                          250           66
   Interest expense                     (21,878)     (40,516)
                                     ----------   ----------
                                        (21,628)     (40,450)
                                     ----------   ----------
   Pretax Income                        139,296      205,652

INCOME TAX PROVISION                     59,749           --
                                     ----------   ----------

NET INCOME                           $   79,547   $  205,652
                                     ==========   ==========

EARNINGS PER SHARE

   Basic                             $     0.01   $     0.04
                                     ==========   ==========
   Diluted                           $     0.01   $     0.03
                                     ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED JANUARY 31,
                                                                        --------------------------------------
                                                                                   2005        2004
                                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $  79,547   $ 205,652
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Depreciation and amortization                                                      77,671     119,441
Loss on disposal of property & equipment                                            3,844          --
Provision for bad debts                                                            10,000      40,331
Changes in assets - (increase) decrease
   Accounts receivable                                                           (683,611)    554,573
   Other current assets                                                           393,501     (62,915)
   Other assets                                                                   (77,507)    143,919
Changes in liabilities - increase (decrease)
   Accounts payable                                                               919,443    (732,012)
   Accrued expenses                                                              (394,982)   (293,021)
   Other                                                                         (118,746)     21,196
                                                                                ---------   ---------
Net Cash Provided By (Used In) Operating Activities                               209,160      (2,836)
                                                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                 (7,858)    (75,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt                                                       (140,616)   (165,364)
Proceeds from short-term bank borrowing                                           320,000          --
                                                                                ---------   ---------
Net Cash provided by (Used In) Financing Activities                               179,384    (165,364)
                                                                                ---------   ---------
Net Increase (Decrease) In Cash And Cash Equivalents                              380,686    (243,222)
Cash and cash equivalents, at beginning of period                                 254,518     392,516
                                                                                ---------   ---------
Cash and cash equivalents, at end of period                                     $ 635,204   $ 149,294
                                                                                =========   =========

     See accompanying notes to condensed consolidated financial statements.

           KUPPER PARKER COMMUNICATIONS, INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2005

1. These unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited interim financial statements be read in conjunction with the company's audited financial statements and notes thereto for the fiscal year ended October 31, 2004 included in the company's Form 10-KSB. Results of operations for interim periods are not necessarily indicative of annual results.

2. These statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented.

3. A reconciliation of shares used calculating basic and diluted earnings per share for the three months ended January 31, 2005 and 2004 are as follows:

                                                             2005        2004
                                                           ---------   ---------
     Basic                                                 5,909,653   5,816,907
     Effect of assumed conversion of stock options           215,692     253,695
                                                           ---------   ---------
     Diluted                                               6,125,345   6,070,602
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

                                                            FOR THE THREE MONTHS
                                                              ENDED JANUARY 31
                                                            --------------------
                                                               2005      2004
                                                             -------   --------
     Net income as reported                                  $79,547   $205,652
     Deduct: total stock-based compensation expense
        determined under the fair value method                    --     (2,503)
                                                             -------   --------
     Pro forma net income                                    $79,547   $203,149
                                                             =======   ========
     Basic earnings per share - as reported                  $  0.01   $   0.04
                                                             =======   ========
     Diluted earnings per share - as reported                $  0.01   $   0.03
                                                             =======   ========
     Basic earnings per share - pro-forma                    $  0.01   $   0.03
                                                             =======   ========
     Diluted earnings per share - pro forma                  $  0.01   $   0.03
                                                             =======   ========

5.   Intangibles consists of the following:

                                                       JANUARY 31,   OCTOBER 31,
                                                           2005          2004
                                                       -----------   -----------
     Trademarks                                        $   10,690    $   10,690
     Non-contractual customer relationships               983,998       983,998
     Trade Name                                           135,065       135,065
                                                       ----------    ----------
                                                        1,129,753     1,129,753

     Less accumulated amortization                       (552,373)     (512,459)
                                                       ----------    ----------
                                                       $  577,380    $  617,294
                                                       ==========    ==========

     Amortization of intangibles charged against income amounted to $39,914 for the quarter ended January 31, 2005 and $44,901 for the quarter ended January 31, 2004.

     Scheduled future amortization expense is as follows:

     YEAR                                                                AMOUNT
     ----                                                               --------
     2005                                                               $124,561
     2006                                                                105,328
     2007                                                                 85,527
     2008                                                                 69,857
     2009                                                                 69,857
     Thereafter                                                          122,250
                                                                        --------
                                                                        $577,380
                                                                        ========

6. In December, 2004, KPCG renegotiated its debt with the previous owners of its wholly-owned subsidiary, Christopher Thomas Associates, Inc. The terms of the agreement call for a cash settlement of $651,000. The effect of the agreement is a reduction of the Company's long-term debt by $638,000. The agreement was subject to the approval by the Company's commercial bank of a debt restructuring and consolidation plan. The bank approved this plan on February 28, 2005 and the cash settlement payments were made on March 8, 2005. As a result, the Company recognized a gain on restructuring equal to the amount of debt reduction in March 2005.

7. In December 2004, KPCG renegotiated the terms of its acquisition of Jaffe & Associates, Inc. The original agreement called for $350,000 to be paid by the Company in the form of in-kind professional services to be performed for pre-existing clients of Jaffe & Associates, Inc. The revised agreement calls for three cash payments to be paid during fiscal 2005 totaling $350,000. In return, the Company will receive the entire revenue billed to the pre-existing clients of Jaffe & Associates, Inc. for professional services provided. The first payment of $120,000 was made in December 2004.

8. In March 2005, the Company replaced certain bank loans with a new loan for $1,900,000. The new loan matures on February 28, 2007. The new loan also provided funds to settle the renegotiated payoff of $651,000 with the former owners of Christopher Thomas Associates, Inc. The terms of the new loan call for monthly principal payments of $35,000 along with interest on the unpaid balance at 0.25% above the bank's prime interest rate. In addition, the Company is required to meet minimum financial targets for fiscal 2005, which are: after-tax net earnings of $61,400, $94,600, $111,700 and $399,800 for the three months ended January 31, 2005, the six months ended April 30, 2005, the nine months ended July 31, 2005 and the fiscal year ended October 31, 2005 respectively. The Company must also maintain a certain debt service coverage as required by the agreement. The line of credit was not affected by this loan consolidation. As of January 31, 2005, the Company was in compliance with the bank's debt covenants.

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

     1)   Developing new business, especially in Boston and New York

     2)   Continued growth in interactive services

     3)   Continued growth in public relations services

     4)   Growing client budgets in branded products

We are pursuing various opportunities with special attention in Boston and New York. A number of prospects have been contacted and discussions are proceeding. Our goal is to realize growth in these areas in the coming quarter and we have a number of new opportunities to do that.

Management is still seeing strong and steady growth in interactive services. We have added account support, technical specialties, and additional manpower to this effort. A solid number of prospects leads us to believe that demand for interactive services will continue in the foreseeable future, and although overall client budgets have lessened per project, we expect there are many more projects available for development.

The Company has seen continued demand for public relations services. As clients continue to re-evaluate the cost of general advertising, management is finding a greater interest and reliance in the usage of public relations services and our sales effort is seeing continued success.

Finally, management believes that the biggest opportunity across the board is a significant increase in client budgets centered on branded products. Numerous clients have announced to us increased budgets for brand development.

In fiscal 2004, management did a solid job of minimizing expenses and working on margin improvement. In fiscal 2005, management is expecting to see organic growth in the core business and expansion via new account acquisition.

After a solid fiscal 2004, management is focusing on progress in fiscal 2005. These opportunities discussed above will be the major focus for management in the coming fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2005

Revenues for the three months ended January 31, 2005 were down by 8.3% from the same period in 2004.

Salaries and Benefits expenses were down from $1,821,480 in the first three months of fiscal 2004 to $1,642,752 in the first three months of fiscal 2005, a decrease of $178,278 or 9.8%. The decrease is the result of staff reductions made by the Company during fiscal 2004.

Office and General Expenses increased by 7.5% or $44,439 from $592,064 in the first quarter of 2004 to $636,503 in the first quarter of 2005. The increase was due to the fact that in the first quarter of 2004, the company received $60,000 from a legal claim and $38,326 due to cancellation of an insurance policy. Excluding those 2004 expense reductions, first quarter 2005 expenses are down by $53,887 compared to the first quarter of fiscal 2004. The decrease was primarily due to lower depreciation and amortization expenses for the period compared to 2004.

Interest income was up by $184 due to having more cash invested in overnight interest-bearing securities. Interest expense was down from $40,516 in the first quarter of 2004 to $21,878 in the first quarter of 2005 due to generally lower debt levels during the period.

During the first quarter of 2004, the Company did not record a tax provision because it reversed previously established valuation allowances equal to the amount of the net operating losses utilized. At the end of fiscal 2004, the Company eliminated its valuation allowance. As a result, the Company recognized a tax provision in the first quarter of 2005 of $59,749.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, KPCG's cash and cash equivalents totaled $635,204 compared to $149,294 at October 31, 2004. The increase was principally due to operating activities.

Operating Activities: Kupper Parker's funds from operating activities consist primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $209,160 in the first three months of 2005 compared to cash used in operating activities of $2,836 in the first three months of 2004. The principal reason for the changes is that while net income for first three months of 2005 was $126,105 lower than the first three months of 2004, the relationship between the other assets and liabilities improved by $338,101 in the first quarter of 2005. Operating cash flows are impacted by the relationship of accounts receivable to accounts payable, particularly those of acquisitions. KPCG's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities: Cash used in investing activities was $7,858 in the first three months of 2005 compared to $75,022 in 2004. In both years, this was for the purchase of property and equipment.

Financing Activities: During the first three months of 2005, the Company paid $140,616 in scheduled long-term debt payments compared to $165,364 in the first three months of 2004. The Company borrowed $320,000 on its line of credit during the first quarter of 2005 for operating needs. $250,000 was repaid in early February. At January 31, 2005, the Company was in compliance with all covenants and conditions related to its bank debt agreements.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights trends and uncertainties, in addition to those discussed elsewhere in this Form 10-QSB, that could materially impact our business, results of operations and financial condition.

Economic Slowdown, Terrorism, and Armed Conflict: The events of September 11, 2001 ultimately proved to cause a severe downturn in the overall economy resulting in decreased spending by our clients. Although we do not believe that the recent events in Iraq have resulted in any material changes to the Company's business and operations since October 31, 2004, it is difficult to assess the impact the armed conflict with Iraq, combined with the lingering perception of general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorism and related events may have other adverse effects on the Company in ways that cannot be presently predicted.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of January 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Accounting Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     (a)  None

     (b)  None

ITEM 6 - EXHIBITS

     31.1 Certification of Chief Executive Officer to Section 302 of The Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Accounting Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Louis, State of Missouri on March 16, 2005.

                   Kupper Parker Communications, Incorporated


By: /s/ Randolph Seeling                March 16, 2005
    ---------------------------------   Date
        Randolph Seeling
        Chief Accounting Officer


By: /s/ Bruce Kupper                    March 16, 2005
    ---------------------------------   Date
        Bruce Kupper
        Chief Executive Officer